Form 10QSB
period 2007-10-31
Asia Atlantic Resources
filed 2007-12-17
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 2007

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________________ to _________________

Commission File Number 333-140779

Asia Atlantic Resources
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

113 Warrick Street
Coquitlam, British Columbia, Canada	V3K 5L3
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	206-339-4977

     None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,600,000 shares of common stock with a par value of $0.001 par value per share as of December 17, 2007.

Item 1. Financial Information

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2007

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
INTERIM BALANCE SHEET
October 31, 2007 and April 30, 2007
(Unaudited)

	October 31,	April 30,
ASSETS	2007	2007

Current
Cash and cash equivalents	$14,796	$21,869

Total Assets	$14,796	$21,869

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,126	$3,500
Due to related party	441	441

Total Liabilities	4,567	3,941

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
7,600,000 common shares	7,600	7,600
Additional paid in capital	22,400	22,400
Accumulated deficit	(19,771)	(12,072)

Total Stockholders’ Equity	10,229	17,928

Total Liabilities and Stockholders’ Equity	$14,796	$21,869

              Going Concern – Note 2

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and six months ended October 31, 2007 and
from the period January 22, 2007 (Date of Inception) to October 31, 2007

			Accumulated for
	Three months	Six months	from January 22, 2007
	ended	ended	(Date of Inception)
	October 31, 2007	October 31, 2007	to October 31, 2007

Expenses
Geological, mineral and prospect costs	$-	$-	$8,000
General and administrative	198	262	393
Incorporation costs	-	-	441
Professional fees	3,882	7,437	10,937

Net loss for the period	$(4,080)	$(7,699)	$(19,771)

Basic and fully diluted net loss per common share	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding	7,600,000	7,600,000	6,974,468

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the six months ended October 31, 2007
from the period January 22, 2007 (Date of Inception) to October 31, 2007

	Six months	From January 22, 2007
	ended	(Date of Inception)
	October 31, 2007	To October 31, 2007

Operating Activities
Net loss for the period	$(7,699)	$(19,771)
Cash provided by (used in) changes
in operating assets and liabilities
Accounts payable and accrued liabilities	626	4,126

Net cash provided by (used in) operating Activities	(7,073)	(15,645)

Financing Activities
Due to related party	-	441
Common stock issued for cash	-	30,000

	-	30,441

Increase in cash and cash equivalents during the period	(7,073)	14,796

Cash and cash equivalents, beginning of the period	21,869	-

Cash and cash equivalents, end of the period	$14,796	$14,796

Supplemented disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from January 22, 2007 (Date of Inception) to October 31, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-
Shares issued for cash at $.001	2,000,000	2,000	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	28,000
Net loss for the period	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	$7,600	$22,400	$(12,072)	$17,928

Net loss for the period	-	-	-	(7,699)	(7,699)
Balance, October 31, 2007	7,600,000	$7,600	$22,400	$(19,771)	$10,229

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2007

Note 1	Interim Reporting

While the information presented in the accompanying interim six months interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2007 annual financial statements.

Operating results for the six months ended October 31, 2007 are not necessarily indicative of the results that can be expected for the year ended April 30, 2008.

Note 2	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy expenditure requirements and to complete the development of the property and upon future profitable production or proceeds from the sale thereof..

The Company has adopted April 30 as its fiscal year end.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $19,771 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 3	Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when minerals are delivered to the purchaser.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cosh flows from mineral reserves equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, the Company has not established any proven reserves on its mineral property.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

i)	completion of a feasibility study; or

ii)	the Company’s commitment to a plan of action based on the then known facts.

Note 4	Mineral Property

On February 9, 2007, the Company purchased a mineral claim in the Province of British Columbia for $8,000. The claim will expire on September 17, 2008 unless the Company carries out assessment procedures as required by government.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Our plan of operations for the twelve months following the date of this report is Our plan of operation for the twelve months following the date of this prospectus is to complete the geologist recommended exploration work on the KL Baez property consisting of grid emplacement, concentrated geological mapping and sampling, geophysical surveys and an initial drill hole. We estimate that the cost of this entire program, which we will conduct in phases, will be approximately $50,000.

We intend to retain a professional geologist to undertake the proposed exploration on the KL Baez claim. We intend to commence the initial phase of exploration in the spring of 2008 and anticipate that it will be completed by the summer of 2008, including the interpretation of all data collected.

Total expenditures over the next 12 months are therefore expected to be $70,000.

While we have enough funds on hand to commence initial exploration on the KL Baez property, we will require additional funding to cover our administrative expenses and to complete all recommended exploration. As well, we will need additional financing in order to complete any additional exploration that is recommended once this initial exploration is completed. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

Results of Operations for the Period Ended October 31, 2007

We did not earn any revenues during the six-month period ended October 31, 2007. We do not anticipate earning revenues unless we enter into commercial production on the KL Baez Property, which is doubtful.

We incurred operating expenses in the amount of $7,699 for the six-month period ended October 31, 2007. These operating expenses were comprised entirely of general and administrative expenses.

At October 31, 2007, we had total assets of $14,796, consisting entirely of cash and total liabilities of $4,567 consisting of accounts payable of $4,126 and loans payable to shareholders of $441.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2007. This evaluation was conducted by Christopher Murphy, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 17, 2007

Asia Atlantic Resources

/s/ Christopher Murphy
Christopher Murphy
President, Chief Executive Officer
and director