Form 10QSB
period 2008-01-31
Asia Atlantic Resources
filed 2008-03-14
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 2008.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number 333-140779

Asia Atlantic Resources
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

113 Warrick Street
Coquitlam, British Columbia, Canada	V3K 5L3
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	206-339-4977

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,600,000 shares of common stock with a par value of $0.001 par value per share as of March 14, 2007.

Item 1. Financial Information

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2008

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
January 31, 2008 and April 30, 2007
(Unaudited)

	January 31,	April 30,
ASSETS	2008	2007

Current
Cash and cash equivalents	$11,159	$21,869
Prepaid expenses	200	-

Total Assets	$11,359	$21,869

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,700	$3,500
Due to related party	441	441

Total Liabilities	3,141	3,941

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
7,600,000 common shares	$7,600	$7,600
Additional paid in capital	22,400	22,400
Deficit accumulated during the exploration stage	(21,782)	(12,072)

Total Stockholders’ Equity	8,218	17,928

Total Liabilities and Stockholders’ Equity	$11,359	$21,869

Going Concern – Note 2

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENT OF OPERATIONS
for the three and nine months ended January 31, 2008 and
from the period January 22, 2007 (Date of Inception) to January 31, 2008

			Accumulated for
	Three months	Nine months	from January 22, 2007
	ended	ended	(Date of Inception)
	January 31, 2008	January 31, 2008	to January 31, 2008

Expenses
Geological, mineral and prospect costs	$-	$-	$8,000
General and administrative	1,037	1,299	1,430
Incorporation costs	-	-	441
Professional fees	973	8,411	11,911

Net loss for the period	$(2,010)	$(9,710)	$(21,782)

Basic and fully diluted net loss per common	(0.00)	(0.00)	(0.00)
share

Weighted average common shares	7,600,000	7,600,000
outstanding

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
for the nine months ended January 31, 2008 and
from the period January 22, 2007 (Date of Inception) to January 31, 2008

	Nine months	From January 22, 2007
	ended	(Date of Inception)
	January 31, 2008	To January 31, 2008

Operating Activities
Net loss for the period	$(9,710)	$(21,782)
Cash provided by (used in) changes
in operating assets and liabilities
Prepaid expenses	(200)	(200)
Accounts payable and accrued liabilities	(800)	2,700

Net cash provided by (used in) operating Activities	(10,710)	(19,282)

Financing Activities
Due to related party	-	441
Common stock issued for cash	-	30,000

	-	30,441

Increase in cash and cash equivalents during the period	(10,710)	11,159

Cash and cash equivalents, beginning of the period	21,869	-

Cash and cash equivalents, end of the period	$11,159	$11,159

Supplemented disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from January 22, 2007 (Date of Inception) to January 31, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-
Shares issued for cash at $.001	2,000,000	2,000	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	28,000
Net loss for the period	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	$7,600	$22,400	$(12,072)	$17,928

Net loss for the period	-	-	-	(9,710)	(9,710)
Balance, January 31, 2008	7,600,000	$7,600	$22,400	$(21,782)	$8,218

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2008

Note 1	Interim Reporting

While the information presented in the accompanying interim nine months interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2007 annual financial statements.

Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ended April 30, 2008.

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $21,782 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not reflect the adjustments or reclassifications to the assets and liabilities which would be necessary if the Company was unable to continue its operations. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

Results of Operations for the Period Ended January 31, 2008

We did not earn any revenues during the nine-month period ended January 31, 2008. We do not anticipate earning revenues unless we enter into commercial production on the KL Baez Property, which is doubtful.

We incurred operating expenses in the amount of $9,710 for the nine-month period ended January 31, 2008. These operating expenses were comprised entirely of general and administrative expenses.

At January 31, 2008, we had total assets of $11,359, consisting of cash of $11,159 and prepaid expenses of $200 and total liabilities of $3,141 consisting of accounts payable and accrued liabilities of $2,700 and loans payable to shareholders of $441.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2008. This evaluation was conducted by Christopher Murphy, our chief executive officer and our principal accounting officer.

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

March 14, 2008

Asia Atlantic Resources

/s/ Christopher Murphy
Christopher Murphy
President, Chief Executive Officer
and director