Form 10KSB
period 2008-04-30
Asia Atlantic Resources
filed 2008-07-29
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 333-140779

ASIA ATLANTIC RESOURCES
(Name of small business issuer in its charter)

Nevada	Pending
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

113 Warrick Street
Coquitlam. B.C., Canada V3K 5L3
(Address of principal executive offices)

(206) 339-4977
Issuer’s telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No [   ]

State issuer’s revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.)

$28,000 as at July 28, 2008 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

7,600,000 shares of common stock as at July 28, 2008

PART I

ITEM 1: DESCRIPTION OF BUSINESS

We intend to commence operations as an exploration stage company. We will be engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% interest in one mineral claim known as the KL Baez property

There is no assurance that a commercially viable mineral deposit exists on the KL Baez property. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the KL Baez property. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the KL Baez property in order to ascertain whether it possesses economic quantities of mineralization. There can be no assurance that an economic mineral deposit exists on the KL Baez property until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the KL Baez property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

KL Baez Purchase

On February 9, 2007, we entered into a mineral property option agreement with Kyle Loney whereby he sold a 100% interest to the KL Baez property in consideration of a cash payment of $8,000.

Location and Access

The KL Baez property consists of 15, 500 hectares and is located in the Interior Plateau region of central British Columbia. The area is located 125 kilometers west of Quesnel, British Columbia and 50 kilometers southwest of the locality of Nazko, British Columbia. The property is centered at 52°44’N latitude, 124°13’W longitude.

The south half of the property is accessed via paved highway from Williams Lake, British Columbia to Redstone, then by the Clusko-Thunder Mountain Forest Service Road 80 kilometers north to the property. The northern portion of the property is accessed by paved highway from Quesnel, B.C. to Nazko they by the Michelle Canyon Forest Service Roads 70 kilometers west to the property. Several northwest and northeast seismic lines cross the property and provide access for all-terrain vehicles to remote areas of the claim block.

Title to the KL Baez property

The KL Baez property consists of one mineral claim comprising 15,500 hectares. A “mineral claim” refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals. Claim details are as follows:

Claim Name	Tenure Number	Cells	Due Date

KL Baez	566117	093C03H094B	September 17, 2008
KL Baez	566117	093C03H094C	September17, 2008
KL Baez	566117	093C03H094A	September 17, 2008
KL Baez	566117	093C03H094D	September 17, 2008

Physiography

The KL Baez area covers several broad marshy drainages which flow north into the Baezaeko River, south into the Clusko River and east into the Clisbako River. Broad ridges with 50 to 100 meters relief form watershed divides between drainages. Vegetation varies from grassy meadows in the lowlands to spruce and pine on the uplands.

Exploration History

Phelps Dodge Corporation of Canada, Limited commenced exploration work in the region by staking the claims in 1992. Between June and October, 1993, 134 days were spent prospecting, establishing grids, soil geochemical sampling and preliminary geological mapping. A large flagged grid was established to follow-up anomalous soil geochemical results. Prospecting and preliminary geological mapping was conducted along ridge lines on the west, central and southern portions of the claims.

Regional Geology

The oldest rocks exposed in the Interior Plateau consists of are Pennsylvanian to Permian age Cache Creek Group sedimentary rocks. These are overlain by Upper Triassic to Lower Jurassic Takla Group andesite and basalt flows, tuffs, and breccia and associated clastic rocks. Argillite and conglomerate sedimentary rock and andesite flows and breccia of the Middle Jurassic Hazelton Group occur predominantly in the northern portion of the Chilcoting Plateau. This sequence is unconformably overlain by Upper Cretaceous, Paleocene, Eocene and possibly Oligocene rocks of the Ootsa Lake Group. This group is comprised of rhyolitic to dacitic tuff, flows and breccias with minor amounts of andesite, basalt, conglomerate and tuffaceous shale. A sequence of Eocene to Miocene andesite, dacite and rhyolite volcanic rocks of the Endako Group and Pliocene to Pleitstocene Chilcotin group vesicular andesite and basalt flows, breccias and cinder coned conformably overlie the Ootsa Lake Group. Pleistocene to recent till, gravel and sand infill drainage basins and locally form eskers and moraines up to 100 meters thick.

Recommendations

We have obtained a geological report on the KL Baez claim that was prepared by Amanda Tremblay. Ms. Tremblay has an Honors Bachelor of Science degree in Geology from Queens University. The geological report summarizes details concerning the KL Baez claim and makes a recommendation for further exploration work.

Based on her review of geological information relating to the KL Baez claim, Ms. Tremblay recommends an initial exploration program on the property consisting of grid emplacement, concentrated geological mapping and sampling, geophysical surveys and an initial drill hole.

Grid emplacement involves dividing the claims area into subsections in order to aid the plotting of exploration data.

Mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Sampling consists of a geologist gathering pieces of rock or soil for mineral testing because they appear to contain valuable mineralization.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied in situations where there is insufficient information obtainable from the property surface to allow informed opinions concerning the merit of properties.

Drilling involves extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analyzed for mineral content.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

Because there will not be any appreciable disturbance to the land during the phase one and two exploration programs on the KL Baez property, we will not have to seek any government approvals prior to conducting exploration, as it is deemed “low-disturbance/low-impact” by the British Columbia Department of Energy, Mines and Petroleum Resources (BCDM).

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;

-	Dust generation will have to be minimal or otherwise re-mediated;

-	Dumping of material on the surface will have to be re-contoured and re-vegetated;

-	An assessment of all material to be left on the surface will need to be environmentally benign;

-	Ground water will have to be monitored for any potential contaminants;

-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-	There will have to be an impact report of the work on the local fauna and flora.

Employees

We have no employees as of the date of this annual other than our sole director.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to conduct exploration on the KL Baez property, and therefore we will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the KL Baez property. While we have sufficient funds to conduct initial exploration on the property, we will require additional financing in order to determine whether the property contains economic mineralization. We will also require additional financing if the costs of exploration of the KL Baez property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required.

Because we have not commenced business operations, we face a high risk of business failure.

We have not yet commenced exploration on the KL Baez property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on January 22, 2007 and to date have been involved primarily in organizational activities and the acquisition of an interest in the KL Baez property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the KL Baez property and the production of minerals from the claim, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is a substantial risk that our business will fail.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claim containing economic mineralization is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the KL Baez property does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profit in the future.

The report of our independent accountant to our audited financial statements for the period ended April 30, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages, which could hurt our financial position and possibly result in the failure of our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on the KL Baez property, we may not be able to successfully commence commercial production unless we receive additional funds, of which there is no guarantee.

The KL Baez property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing gold of commercial tonnage and grade, we will require additional funds in order to place the KL Baez property into commercial production. We may not be able to obtain such financing.

Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our president, Mr. Christopher Murphy, intends to devote approximately 20% of his business time providing his services to us. While Mr. Murphy presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Murphy from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Because our sole director has no technical experience in mineral exploration, our business has a higher risk of failure.

Our sole director has no technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. His decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

A purchaser of our shares is purchasing penny stock which limits his or her ability to sell the stock.

Our shares of common stock constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2: DESCRIPTION OF PROPERTY

We own a 100% interest in one mining claim, known as the KL Baez property, located in the Cariboo Mining Division of British Columbia. We only hold the right to explore for and extract minerals from the KL Baez claim. We do not own any real property rights to the KL Baez property. We do not own or lease any property other than the KL Baez property.

ITEM 3: LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. Our address for service of process in Nevada is 500 N. Rainbow Blvd., Suite 300A, Las Vegas, NV 89107.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On February 1, 2008, our shares of common stock were quoted on the OTC Bulletin Board. The OTC Bulletin Board is a network of security dealers who buy and sell stock. A computer network that provides information on current “bids” and “asks”, as well as volume information, connects the dealers. However, no trades of our shares have occurred through the facilities of the OTC Bulletin Board since February 1, 2008.

We have 29 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this annual report is to complete the geologist recommended exploration work on the KL Baez property consisting of grid emplacement, concentrated geological mapping and sampling, geophysical surveys and an initial drill hole. We estimate that the cost of this entire program, which we will conduct in phases, will be approximately $50,000. We intend to retain a professional geologist to undertake the proposed exploration on the KL Baez claim.

We also expect to incur approximately $20,000 in the next twelve months in order to cover administrative expenses related to our SEC reporting obligations. Total expenditures over the next 12 months are therefore expected to be $70,000.

We do not have sufficient funds on hand to commence initial exploration on the KL Baez property or to cover anticipated administrative expenses. As well, we will need additional financing in order to complete any additional exploration that is recommended once this initial exploration is completed. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

Results Of Operations For The Fiscal Year Ended April 30, 2008

We did not generate any revenue during the fiscal year ended April 30, 2008. We do not anticipate earning revenues unless we enter into commercial production on the KL Baez property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $13,702 for the fiscal year ended April 30, 2008, consisting entirely of professional fees of $11,271 and general and administrative expenses of $2,431. During the year, we earned interest revenue of $114, resulting in a net loss of $13,588. At September 30, 2007, our assets consisted of a note receivable of $9,532. Subsequent to April 30, 2007, the note was repaid in full. At the same date, our liabilities consisted of accounts receivable and accrued liabilities totalling $5,113 and bank indebtedness of $79.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7: FINANCIAL STATEMENTS

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

April 30, 2008

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Asia Atlantic Resources

We have audited the accompanying balance sheets of Asia Atlantic Resources (An Exploration Stage Company) as of April 30, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2008 and 2007 and for the period from January 22, 2007 (Date of Inception) to April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended April 30, 2008 and 2007 and for the period from January 22, 2007 (Date of Inception) to April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage company and has yet to commence operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sechelt, Canada	“K R. MARGETSON LTD.”
July 20, 2008	Chartered Accountant

PO BOX 45, 5588 INLET AVENUE	TELEPHONE: 604-885-2810
SECHELT, BC V0N 3A0	FACSIMILE: 604-885-2834
CANADA	E-MAIL: keith@krmargetson.com

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
BALANCE SHEETS
April 30, 2008 and 2007

	April 30,	April 30,
	2008	2007

ASSETS

Current
Cash and cash equivalents	$-	$21,869
Notes receivable from related party - Note 5	9,532	-

Total Assets	$9,532	$21,869

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,113	$3,500
Bank Indebtedness	79
Due to related party – Note 5	-	441

Total Liabilities	5,192	3,941

STOCKHOLDERS’ EQUITY

Capital Stock - Note 4
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
7,600,000 common shares	7,600	7,600
Additional paid in capital	22,400	22,400
Deficit accumulated during the exploration stage	(25,660)	(12,072)

Total Stockholders’ Equity	4,340	17,928

Total Liabilities and Stockholders’ Equity	$9,532	$21,869

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the years ended April 30, 2008 and 2007 and from the period January 22, 2007
(Date of Inception) to April 30, 2008

			Accumulated for
			from January 22, 2007
	April 30,		(Date of Inception)
	2008	2007	to April 30, 2008

Expenses
Geological, mineral and prospect costs	$-	$8,000	$8,000
General and administrative	2,431	131	2,562
Incorporation costs	-	441	441
Professional fees	11,271	3,500	14,771

Operating loss for the period	(13,702)	(12,072)	(25,774)

Interest revenue	114	-	114

Net Loss for the Period	$(13,588)	$(12,072)	$(25,660)

Basic and fully diluted net loss per common
share	$(0.00)	$(0.00)

Weighted average common shares
outstanding	7,600,000	5,800,000

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
For the years ended April 30, 2008 and 2007 from the period January 22, 2007
(Date of Inception) to April 30, 2008

			From January 22, 2007
	April 30,		(Date of Inception)
	2008	2007	To April 30, 2008

Operating Activities
Net loss for the period	$(13,588)	$(12,072)	$(25,660)
Cash provided by (used in) changes
in operating assets and liabilities
Accounts payable and accrued liabilities	1,613	3,500	5,113

Net cash provided by (used in)
Operating Activities	(11,975)	(8,572)	(20,547)

Investing Activities
Notes receivable from related part	(9,532)	-	(9,532)

Net cash provided by (used in)
Investing Activities	(9,532)	-	(9,532)

Financing Activities
Due to related party	(441)	441	-
Common stock issued for cash	-	30,000	30,000

Net cash provided by (used in)
Financing Activities	(441)	30,441	30,000

Increase in cash and cash equivalents during
the period	(21,948)	21,869	(79)

Cash and cash equivalents, beginning of the
period	(21, 869)	-	-

Cash and cash equivalents, end of the period	$(79)	$21,869	$(79)

Supplemented disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from January 22, 2007 (Date of Inception) to April 30, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-
Shares issued for cash at $.001	2,000,000	2,000	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	28,000
Net loss for the period	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	(12,072)	17,928

Net loss for the year	-	-	-	(13,588)	(13,588)
Balance, April 30, 2008	7,600,000	$7,600	$22,400	$(25,660)	$4,340

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy expenditure requirements and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $25,660 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 2	Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is still in the developmental stage, devoting substantially all of its present efforts to establish its business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities and due to/from related parties approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2	Summary of Significant Accounting Policies – Cont’d

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at April 30, 2008, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions. Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk. As at April 30, 2008 all cash and equivalents represented cash at Canadian financial institutions.

Note 2	Summary of Significant Accounting Policies – Cont’d

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of its inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Foreign Currency Translations

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3	Mineral Property

On February 9, 2007, the Company purchased a mineral claim in the Province of British Columbia for $8,000. The claim will expire on September 17, 2008 unless the Company carries out assessment procedures or pays required government fees.

Note 4	Capital Stock

On February 12, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

There are no shares subject to options, warrants or other agreements as at April 30, 2008.

Note 5	Notes receivable from related party and due to related party

The notes receivable are due from a director of the Company. It is unsecured and bears interest at 12% per annum. Subsequent to April 30, 2008, the notes receivable and interest receivable were repaid in full. At April 30, 2007, the amount due to the director was non-interest bearing, without specific repayment terms.

Note 7	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely-than-not. The Company has accumulated net operating losses totalling approximately $25,000 for income tax purposes which expire starting in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at April 30, 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2008	2007

Net Operating Loss Carry forward	$25,227	$11,639

Statutory tax rate	33.2%	34.1%
Effective tax rate	-	-
Deferred tax asset	$8,375	$3,969
Valuation allowance	(8,375)	(3,969)

Net deferred tax asset	$-	$-

The increase in the valuation allowance during the year ended April 30, 2008 was $4,406

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and his respective age as of the date of this annual report is as follows:

Director:

Name of Director	Age
Christopher Murphy	24

Executive Officer:

Name of Officer	Age	Office
Christopher Murphy	24	President, Secretary, Treasurer and Chief Executive Officer

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Mr. Christopher Murphy has acted as our president, secretary, treasurer, chief executive officer and as a director since our incorporation on January 22, 2007. From July 2006 until present, he has also been the President and owner of No-Limit Renovations, a company involved in the design and custom installation of residential and commercial flooring. From June 2004 to June 2006, Mr. Murphy was an event coordinator and card dealer for the Montana Recreation Club. From January 2003 to June 2004, he was employed with Campbell Wood Construction as a labourer. From January 2001 until January 2003, he was employed by Arnold Bros. Transport as a forklift operator.

Mr. Murphy does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Murphy intends to devote approximately 20% of his business time to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Christopher Murphy	0	0	1
(President, CEO, secretary,
treasurer and director)

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on January 22, 2007 to April 30, 2008.

Annual Compensation

					Other	Restricted	Options/	LTIP	Other
						Stock	SARs	payouts	Comp
Name	Title	Year	Salary	Bonus	Comp.	Awarded	(#)	($)
Christopher	Pres.	2008	$0	0	0	0	0	0	0
Murphy	ceo	2007	$0	0	0	0	0	0	0
	Sec.
	Treas.
	& Dir

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Murphy. We do not pay them any amount for acting as directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

		Amount of
Title of Class	Name and address	beneficial	Percent of
	of beneficial owner	ownership	class
Common stock	Christopher Murphy 113 Warrick Street Coquitlam, B.C. V3K 5L3	2,000,000	26.32%

Common stock	All officers and directors as a group consisting of one person	2,000,000	26.32%

The percent of class is based on 7,550,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2008, notes receivable were due from our director, Christopher Murphy, in the aggregate amount of $9,532, which were unsecured and bore interest at a rate of 12% per annum. Subsequent to April 30, 2008, the notes receivable and interest receivable were repaid in full.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

* Any of our directors or officers;
* Any person proposed as a nominee for election as a director;
* Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
* Our sole promoter, Christopher Murphy;
* Any member of the immediate family of any of the foregoing persons.

ITEM 13: EXHIBITS AND REPORTS

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

5.1*	Legal opinion of Fox Law Offices PA, with consent to use

10.1*	Mineral property purchase agreement dated February 7, 2007

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* originally filed as an exhibit to our registration statement on Form SB-2 dated December 9, 2007.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2008.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, K.R. Margetson Ltd., Chartered Accountant, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Period from January	Fiscal year ended
	22, 2007 to April 30, 2007	April 30, 2008

Audit fees	Nil	$8,333
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Atlantic Resources

By	/s/ Christopher Murphy
Christopher Murphy
President, CEO & Director
Date: July 28, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Christopher Murphy
Christopher Murphy
President, CEO & Director
Date: July 28, 2008