Form 10-Q
period 2008-07-31
Asia Atlantic Resources
filed 2008-09-15
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 31, 2008.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to ____________

Commission File Number 333-146572

Asia Atlantic Resources
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

113 Warrick Street
Coquitlam, British Columbia, Canada	V3K 5L3
(Address of principal executive offices)	(Postal or Zip Code)
Issuer’s telephone number, including area code:	206-339-4977

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

July 31, 2008

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS
July 31, 2008 and April 30, 2008
(Unaudited)

	July 31,	April 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current
Cash and cash equivalents	$7,655	$-
Notes receivable – Note 6	-	9,532

Total Assets	$7,655	$9,532

LIABILITIES

Current
Bank indebtedness	$-	$79
Accounts payable and accrued liabilities	4,300	5,113

Total Liabilities	4,300	5,192

STOCKHOLDERS’ EQUITY

Capital Stock – Note 5
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
7,600,000 common shares	7,600	7,600
Additional paid in capital	22,400	22,400
Accumulated deficit	(26,645)	(25,660)

Total Stockholders’ Equity	3,355	4,340

Total Liabilities and Stockholders’ Equity	$7,655	$9,532

Going Concern – Note 2

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS (Unaudited)
For the three months ended July 31, 2008 and July 31, 2007 and for the period January 22, 2007 (Date of Inception) to July 31, 2008

			Accumulated for
	For the three months ended		from January 22, 2007
	July 31,		to (Date of Inception)
	2008	2007	July 31, 2008

Expenses
Geological, mineral and prospect costs	$-	$-	$8,000
General and administrative	(15)	64	2,547
Incorporation costs	-	-	441
Professional fees	1,000	3,555	15,771

	(985)	(3,619)	(26,759)

Interest revenue	-	-	114

Net Loss for the Period	$(985)	$(3,619)	$(26,645)

Basic and fully diluted net loss per common
share	(0.00)	(0.00)	(0.00)

Weighted average common shares
outstanding	7,600,000	7,600,000

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS (Unaudited)
For the three months ended July 31, 2008 and July 31, 2007
for the period January 22, 2007 (Date of Inception) to July 31, 2008

			From January 22,
	For the three months ended		2007
	July 31,		(Date of Inception) to
	2008	2007	July 31, 2008

Operating Activities
Net loss for the period	$(985)	$(3,619)	$(26,645)
Cash provided by (used in) changes
in operating assets and liabilities
Notes receivable	9,532	-	-
Accounts payable and accrued liabilities	(813)	(1,945)	4,300

Net cash provided by (used in)
Operating Activities	7,734	(5,564)	(22,345)

Financing Activities
Common stock issued for cash	-	-	30,000

Net cash provided by (used in)
Financing Activities	-	-	30,000

Increase in cash and cash equivalents during the
period	7,734	(5,564)	7,655

Cash and cash equivalents, beginning of the period	(79)	21,869	-

Cash and cash equivalents, end of the period	$7,655	$16,305	$7,655

Supplemented disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (Unaudited)
July 31, 2008

Note 1	Interim Reporting

While the information presented in the accompanying interim three months interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2008 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2008 annual financial statements.

Operating results for the three months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ended April 30, 2009.

Note 2	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy expenditure requirements and to complete the development of the property and upon future profitable production or proceeds from the sale thereof

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $26,645 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 3	Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is still in the developmental stage, devoting substantially all of its present efforts to establish its business and its planned principal operations have not commenced, as only one subsidiary has started to realize some revenues but has not achieved full operations. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Financial Instruments

The carrying values of cash and cash equivalents, notes receivable and accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations. As at July 31, 2008, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions. Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk. As at July 31, 2008 all cash and equivalents represented cash at Canadian financial institutions.

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

Note 5	Capital Stock

On February 12, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

There are no shares subject to options, warrants or other agreements as at July 31, 2008.

Note 6	Notes Receivable

The notes receivable were due from a director of the Company. They were unsecured and interest was charged at 12% per annum.

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2. Plan of Operation

Our plan of operations for the twelve months following the date of this report is is to complete the geologist recommended exploration work on the KL Baez property consisting of grid emplacement, concentrated geological mapping and sampling, geophysical surveys and an initial drill hole. We estimate that the cost of this entire program, which we will conduct in phases, will be approximately $50,000.

We intend to retain a professional geologist to undertake the proposed exploration on the KL Baez claim.

Total expenditures over the next 12 months, including anticipated administrative expenses, are expected to be $70,000.

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

Results of Operations for the Period Ended July 31, 2008

We did not earn any revenues during the three-month period ended July 31, 2008. We do not anticipate earning revenues unless we enter into commercial production on the KL Baez Property, which is doubtful.

We incurred operating expenses in the amount of $985 for the three-month period ended July 31, 2008. These operating expenses were comprised entirely of professional fees.

At July 31, 2008, we had total assets of $7,655, consisting entirely of cash and total liabilities of $4,300 consisting of accounts payable and accrued liabilities.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008. This evaluation was conducted by Christopher Murphy, our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

September 15, 2008

Asia Atlantic Resources

/s/ Christopher Murphy
Christopher Murphy
President, Chief Executive Officer
and director