Form 10-Q
period 2008-10-31
Asia Atlantic Resources
filed 2008-12-12
CIK 1411058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 333-146572

ASIA ATLANTIC RESOURCES

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1543 Bayview Avenue, Suite 409
Toronto, Ontario, Canada M4G 3B5
(Address of principal executive offices and zip code)

113 Warrick Street, Coquitlam, British Columbia, Canada V3K 5LC
(Former name, former address and former fiscal year, if changed since last report

Registrant’s telephone number, including area code: (212) 231-8171

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☑    No   ☐

The number of shares of the registrant’s common stock outstanding as of December 12, 2008 was 11,600,000.

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES.

(An Exploration Stage Company)

BALANCE SHEETS

October 31, 2008 and April 30, 2008

(Unaudited)

	October 31,	April 30,
ASSETS	2008	2008

Current
Cash and cash equivalents	$7,294	$-
Notes receivable	-	9,532

Total Assets	$7,294	$9,532

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,900	$5,113
Bank indebtedness	-	79
Notes payable – Note 6	6,500	-

Total Liabilities	9,400	5,192

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock - Note 5
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
7,600,000 common shares (April 30, 2008-7,600,000)	7,600	7,600
Additional paid in capital	22,400	22,400
Accumulated deficit	(32,106)	(25,660)

Total Stockholders’ Equity (Deficit)	(2,106)	4,340

Total Liabilities and Stockholders’ Equity	$7,294	$9,532

Going concern – Note 2

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and six months ended October 31, 2008 and October 31, 2007 and for the period January 22, 2007 (Date of Inception) to October 31, 2008

					Accumulated for
	For the three months		For the six months		from January 22, 2007
	ended October 31,		ended October 31,		(Date of Inception) to
	2008	2007	2008	2007	October 31, 2008

Expenses
Geological, mineral and prospect costs	$ -	$ -	$ -	$ -	$ 8,000
General and administrative	1,475	198	1,460	262	4,022
Incorporation costs	-	-	-	-	441
Professional Fees	3,986	3,882	4,986	7,437	19,757

Operating loss for the period	(5,461)	(4,080)	(6,446)	(7,699)	(32,220)

Interest revenue	-	-	-	-	114

Net Loss for the Period	$ (5,461)	$ (4,080)	$ (6,446)	$ (7,699)	$ (32,106)

Basic and fully diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	7,600,000	7,600,000	7,600,000	7,600,000

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended October 31, 2008 and October 31, 2007 for the period January 22, 2007 (Date of Inception) to October 31, 2008

	For the six months ended		From January 22, 2007
	October 31,		(Date of Inception) to
	2008	2007	October 31, 2008

Operating Activities
Net loss for the period	$ (6,446)	$ (7,699)	$ (32,106)
Cash provided by (used in) changes in operating assets and liabilities
Notes receivable	9,532	-	-
Accounts payable and accrued liabilities	(2,213)	626	2,900

Net cash provided by (used in) operating Activities	873	(7,073)	(29,206)

Financing Activities
Notes payable	6,500	-	6,500
Common stock issued for cash	-	-	30,000

	6,500	-	36,500
Increase in cash and cash equivalents during the period	7,373	(7,073)	7,294

Cash and cash equivalents, beginning of the period	(79)	21,869	-

Cash and cash equivalents, end of the period	$ 7,294	$ 14,796	$ 7,294

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from January 22, 2007 (Date of Inception) to October 31, 2008

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total

Balance, January 22, 2007	-	$-	$-	$-	$-
Shares issued for cash at $.001	2,000,000	2,000	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	28,000
Net loss for the period	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	$7,600	$22,400	$(12,072)	$17,928
Net loss for the period	-	-	-	(13,588)	(13,588)
Balance, April 30, 2008	7,600,000	$7,600	$22,400	$(25,660)	$4,340
Net loss for the period	-	-	-	(6,446)	(6,446)
Balance, October 31, 2008	7,600,000	$7,600	$22,400	$(32,106)	$(2,106)

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2008

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

Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ended April 30, 2009.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2008, the Company had not yet achieved profitable operations and has accumulated losses of $32,106 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  Costs related to site restoration programs will be accrued over the life of the project.  To date, the Company has not established any proven reserves on its mineral property.

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at October 31, 2008, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at October 31, 2008 all cash and equivalents represented cash at Canadian financial institutions.

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

Foreign Currency Translations

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations.

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

Note 4

Mineral Property

On February 9, 2007, the Company purchased a mineral claim in the Province of British Columbia for $8,000.  The claim has expired on September 17, 2008.

Note 5

Capital Stock

On February 12,, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

There are no shares subject to options, warrants or other agreements as at October 31, 2008.

Note 6

Notes Payable

On August 19, 2008, the Company entered into a note payable in the amount of $6,500 that is non-interest bearing and due on demand from an accredited investor.  Each $0.005 of the principal balance outstanding of the note may be converted into one common stock of the Company.

Note 7

Subsequent Events

Subsequent to the period ended October 31, 2008, the Company sold 4,000,000 common shares at $0.025 per share for total proceeds of $100,000.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

Our plan of operation for the 12-month period from the date of this report includes:

•

We are in the process of seeking a new business opportunity.  We will seek to enter into a business combination or acquisition of assets by which we will become engaged in an active business venture.  There are no present arrangements for such a business combination or acquisition of assets;

•

we are engaged in preliminary negotiations to acquire an interest in a mineral prospect located in the Republic of Panama.  This property has had historical operations for the production of gold.  There are no present understandings or agreements with respect to any such acquisition; nor do we presently have sufficient information to form any definitive opinion as to the merits of valuation of the property.  If these negotiations result in an agreement with respect to the acquisition of the property, it will undoubtedly result in our having to acquire additional financing to complete the acquisition and conduct necessary exploration work, and if justified, development work on the property; and

•

while our acquisition of $100,000 (USD) from the private placement of 4,000,000 shares of common stock in November of 2008 provided us with capital to cover our present administrative expenses, we will have to raise significant amounts of additional capital to finance any mineral acquisitions and/or exploration programs.  We have no present arrangement for any capital acquisition, and there is no assurance any additional capital will become available.

Results of Operations for the Three-Month Period Ended October 31, 2008

We had no revenues for the three-month periods ended October 31, 2008 or 2007.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $5,461 for the three-month period ended October 31, 2008 as compared with $4,080 for the three-month period ended October 31, 2007.  The increase is due to an increase in administrative expenses for the 2008 period.  All these expenses were for administrative and professional fees.

At October 31, 2008, we had total assets of $7,294, consisting of cash and total liabilities of $9,400, consisting of accounts payable, accrued liabilities and a note payable of $6,500.

We have not attained any source of revenue or profitable operations.  We are dependent upon obtaining capital financing to pay our administrative costs and pursue any mineral acquisition and/or exploration activities.  For these reasons, our auditors believe that there is substantial doubt we will be able to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2008. This evaluation was conducted by Patricia Cooke, our chief executive officer and our principal accounting officer.

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

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None, except as report in Form 8-K, for November 7, 2008.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On November 13, 2008, the shareholders of the Company approved a change of our name from Asia Atlantic Resources to DMG International, Inc., by an Action by Majority Consent which was executed by the holders of 6,000,000 of the 11,600,000 shares then outstanding.  On December 4, 2008, the shareholders approved a change of our name back to Asia Atlantic Resources by an Action by Majority Written Consent which was executed by the holders of 6,000,000 of our 11,600,000 shares then outstanding.

Item 5.  Other Information.

The Company’s Board of Directors does not presently have a standing nominating committee or any committee performing similar functions since the Board presently consists of only one member.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibits
31.1	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

____________________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ATLANTIC RESOURCES

Date:	December 12, 2008	By:	/s/ Patricia Cooke
PATRICIA COOKE
President, Chief Executive Officer and Director