Form 10-Q
period 2009-01-31
Asia Atlantic Resources
filed 2009-03-13
CIK 1411058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2009

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

Registrant’s telephone number, including area code: (416) 464-7484

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

_______________________________________________________________________________________________

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

The number of shares of the registrant’s common stock outstanding as of March 12, 2009 was 11,600,000.

_____________________________________________________________________________________________

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES.

(An Exploration Stage Company)

BALANCE SHEETS

January 31, 2009 and April 30, 2008

	January 31,	April 30,
	2009	2008
	(Unaudited)	Audited
ASSETS
Current
Cash and cash equivalents	$2	$-
Due from related party – Note 5	68,076	-
Notes Receivable	-	9,532
Total Assets	$68,078	$9,532

LIABILITIES

Current
Bank Indebtedness	$-	$79
Accounts payable and accrued liabilities	800	5,113
Notes Payable – Note 7	6,500	-
Total Liabilities	7,300	5,192

STOCKHOLDERS’ EQUITY

Capital Stock – Note 8
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
11,600,000 common shares (April 30, 2008-7,600,000)	$11,600	$7,600
Additional paid in capital	118,400	22,400
Accumulated deficit	(69,222)	(25,660)

Total Liabilities and Stockholders’ Equity	$60,778	$340

Total Liabilities and Stockholders’ Equity	$68,078	$9,532

Going Concern – Note 4

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and nine months ended January 31, 2009 and January 31, 2008 and for the period January 22, 2007 (Date of Inception) to January 31, 2009

(Unaudited)

					Accumulated for
	For the three months		For the nine months		from January 22, 2007
	ended January 31,		ended January 31,		(Date of Inception) to
	2009	2008	2009	2008	January 31, 2009

Expenses
Geological, mineral and prospect costs	$ -	$ -	$ -	$ -	$ 8,000
General and administrative	25,292	198	26,752	1,299	29,314
Incorporation costs	-	-	-	-	441
Professional fees	11,823	3,882	16,810	8,411	31,581

Loss for the period	(37,115)	(4,080)	(43,562)	(9,710)	(69,336)

Interest revenue	-	-	-	-	114

Net Loss for the Period	$ (37,115)	$ (4,080)	$ (43,562)	$ (9,710)	$ (69,222)

Basic and fully diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average common shares outstanding	10,817,391	7,600,000	8,672,464	7,600,000

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended January 31, 2009 and January 31, 2008 and for the period January 22, 2007 (Date of Inception) to January 31, 2009

(Unaudited)

	For the nine months ended		From January 22, 2007
	January 31,		(Date of Inception) to
	2009	2008	January 31, 2009

Operating Activities
Net loss for the period	$ (43,562)	$ (9,710)	$ (69,222)
Cash provided by (used in) changes in operating assets and liabilities
Notes Receivable	9,532	-	-
Prepaids	-	(200)	-
Accounts payable and accrued liabilities	(4,313)	(800)	800

Net cash provided by (used in) operating Activities	(38,343)	(10,710)	(68,422)

Financing Activities
Advance to related party	(68,076)	-	(68,076)
Notes payable	6,500	-	6,500
Common stock issued for cash	100,000	-	130,000
	38,424	-	68,424

Increase in cash and cash equivalents during the period	81	(10,710)	2

Cash and cash equivalents, beginning of the period	(79)	21,869	-

Cash and cash equivalents, end of the period	$ 2	$ 11,159	$ 2

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from January 22, 2007 (Date of Inception) to January 31, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total

Balance, January 22, 2007	-	$-	$-	$-	$-
Shares issued for cash at $.001	2,000,000	2,000	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	28,000
Net loss for the period	-	-	-	(12,072)	(12,072)

Balance, April 30, 2007	7,600,000	$7,600	$22,400	$(12,072)	$17,928
Net loss for the period	-	-	-	(13,588)	(13,588)

Balance, April 30, 2008	7,600,000	$7,600	$22,400	$(25,660)	$4,340
Shares issued for cash at $.025	4,000,000	4,000	96,000		100,000
Net loss for the period	-	-	-	(43,562)	(43,562)

Balance, January 31, 2009	11,600,000	$11,600	$118,400	$(69,222)	$(60,778)

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2009

(Unaudited)

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

Operating results for the nine months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ended April 30, 2009.

Note 2

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired mineral rights to a property located in the Province of British Columbia, Canada, but management let the rights lapse.   Management is seeking new business opportunities.

The Company has adopted April 30 as its fiscal year end.

Note 3

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2009 the Company had not yet achieved profitable operations, has accumulated losses of $69,222 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the major shareholder of the Company.  There are no current arrangements in place for equity funding or short-term loans.

_____________________________________________________________________________________________

Note 4

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

Financial Instruments

The carrying values of cash and cash equivalents, advances from related party, accounts payable and accrued liabilities and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Revenue Recognition

The Company recognizes revenue when minerals are delivered to the purchaser, the price is fixed or determinable and collectability is reasonably assured.

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

_____________________________________________________________________________________________

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at January 31, 2009, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at October 31, 2008 all cash and equivalents represented cash at Canadian financial institutions.

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

_____________________________________________________________________________________________

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

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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

_____________________________________________________________________________________________

Note 5

Advances to Related Party

Advances to the related party represent advances to the Company’s director and arise as a result of changing office locations and banks.  There are no repayment terms or interest attached to the advances.

Note 6

Mineral Property

On February 9, 2007, the Company purchased a mineral claim in the Province of British Columbia for $8,000.  The claim has expired on September 17, 2008.

Note 7

Notes Payable

On August 19, 2008, the Company entered into a note payable in the amount of $6,500 that is non-interest bearing and due on demand from an accredited investor.  Each $0.005 of the principal balance outstanding of the note may be converted into one common stock of the Company.

Note 8

Capital Stock

On February 12,, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

On November 19, 2008, the Company issued 4,000,000 common shares for $100,000 in cash

There are no shares subject to options, warrants or other agreements as at January 31, 2009

_____________________________________________________________________________________________

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

Our plan of operation for the 12-month period from the date of this report includes:

•

We are in the process of seeking a new business opportunity.  We will seek to enter into a business combination or acquisition of assets by which we will become engaged in an active business venture.  There are no present binding arrangements for such a business combination or acquisition of assets;

•

we are engaged in preliminary negotiations to acquire an interest in a mineral prospect located in the Republic of Panama.  This property has had historical operations for the production of gold.  There are no present understandings or agreements with respect to any such acquisition; nor do we presently have sufficient information to form any definitive opinion as to the merits of or valuation of the property.  If these negotiations result in an agreement with respect to the acquisition of the property, it will undoubtedly result in our having to acquire additional financing to complete the acquisition and conduct necessary exploration work, and if justified, development work on the property; and

_____________________________________________________________________________________________

•

while our acquisition of $100,000 (USD) from the private placement of 4,000,000 shares of common stock in November of 2008 provided us with capital to cover our present administrative expenses for the next 12 months, we will have to raise significant amounts of additional capital to finance any mineral acquisitions and/or exploration programs.  We have no present arrangement for any capital acquisition, and there is no assurance any additional capital will become available.

Results of Operations for the Three-Month Period Ended January 31, 2009

We had no revenues for the three-month periods ended January 31, 2009 or 2008.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $37,115 for the three-month period ended January 31, 2009 as compared with $4,080 for the three-month period ended January 31, 2008.  The increase is due to an increase in administrative expenses for the 2008 period.  All these expenses were for administrative and professional fees.

At January 31, 2009, we had total assets of $68,078, consisting of cash and total liabilities of $7,300, consisting of accounts payable and accrued liabilities and a note payable of $6,500.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2009. This evaluation was conducted by Patricia Cooke, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

_____________________________________________________________________________________________

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

None, except as reported in Form 8-K, for November 7, 2008.

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

_____________________________________________________________________________________________

Item 5.  Other Information

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

ASIA ATLANTIC RESOURCES

Date:	March 13, 2009	By:	/s/ Patricia Cooke
PATRICIA COOKE
President, Chief Executive Officer and Director

_____________________________________________________________________________________________