Form 10-K
period 2009-04-30
Asia Atlantic Resources
filed 2009-07-31
CIK 1411058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended Period Ended April 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 333-146572

ASIA ATLANTIC RESOURCES

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1543 Bayview Avenue, Suite 409
Toronto, Ontario Canada M4G 3B5
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (416) 464-7484

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☑   No   ☐

____________________________________________________________________________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2008, based upon the closing price of the common stock as reported by OTC:BB on such date was approximately $61,768,000.  However, to the knowledge of management there have been no recorded trades in the stock.  The total number of shares of Common Stock issued and outstanding as of July 22, 2009 was 11,600,000.

____________________________________________________________________________

PART I

____________________________________________________________________________

PART I

The Issuer , is Asia Atlantic Resources, a Nevada corporation ("Company"). When used herein the terms "we", "us" and/or "our" shall mean the Company.

This Annual Report contains forward-looking statements that involve a number of risks and uncertainties.  Such forward-looking statements are not historical facts and constitute or rely upon projections, forecasts, assumptions or other forward-looking information. Generally these statements may be identified by the use of forward-looking words or phrases such as "believes", "expects", "anticipates", "intends", "plans", "estimates", "may", and "should". These statements are inherently subject to known and unknown risks, uncertainties and assumptions. Our future results could differ materially from those expected or anticipated in the forward-looking statements. Specific factors that might cause such differences include factors described and discussed in Risk Factors in Item 1A below.

Item 1.   Business.

The Company was organized as a Nevada corporation on January 22, 2007.  We are an exploration stage company which was formed to acquire, explore and, if warranted, develop and operate mineral properties.

On February 9, 2007, we acquired 100% ownership in a mineral prospect property located in central British Columbia known as the “KL Baez Property.”  The KL Baez Property was acquired from an individual not affiliated with us.  It was acquired for $8,000.00 (USD).

The results of the preliminary exploration work on the KL Baez Property were unsatisfactory.  Accordingly, we concluded to let this mineral claim expire on September 17, 2008.

On October 29, 2008, management and control of the Company changed.  Ms. Patricia Cooke acquired 2,000,000 shares of our stock from Christopher Murphy, our then President and a director.  Ms. Cooke became our President, Chief Executive Officer and sole director.  On November 6, 2008, Preystone Investment Corp.., a Panamanian corporation (“Preystone”), with offices in Panama City, Panama purchased 4,000,000 newly issued shares of our common stock for $100,000.00 (USD).  In January of 2009, Preystone Investment Corp. sold its 4,000,000 shares to 10 investors as “restricted securities” in a private placement.

We are presently operating as a “shell company” in the process of seeking a new business opportunity. We will endeavor to enter into a corporate business combination or acquisition of assets by which we become engaged in an active business venture.  We are presently concentrating these efforts in the mineral resources industry.  There are no present binding arrangements for such a business combination or acquisition of assets.

____________________________________________________________________________

We are engaged in preliminary negotiations to acquire ownership of a Panamanian corporation which has applied to the Republic of Panama for a Mineral Concession on a mineral prospect located in Panama.  The mineral prospect for which the application is filed is located on property owned by the Panamanian corporation (approximately 625 acres).  The mineral prospect property has had historical operations for the production of gold under the name “Mina Santa Rosa.”  The application for this Mineral Concession is under review by the Panamanian Administration which assumed office in June of 2009.  There is no present assurance that the Mineral Concession will be granted.

There are no present understandings or agreements with respect to this possible acquisition; nor do we presently have sufficient information to form any definitive opinion as to the merits of or valuation of the mineral prospect.  If these negotiations result in an agreement with respect to this possible acquisition, it will undoubtedly result in our having to acquire additional financing to complete the acquisition and conduct necessary exploration work, and if justified, develop work on the property.

While our acquisition of $100,000 from the private placement of 4,000,000 shares of common stock in November of 2008 provided us with capital to cover our present administrative expenses for the next several months, we will have to raise significant amounts of additional capital to finance any mineral acquisitions and/or exploration programs.  We have no present arrangement for any capital acquisition, and there is no assurance any additional capital will become available.

We presently have no employees other than our President and sole director.  If we are able to complete a business acquisition and enter into an active mineral business, we will have to employ personnel with knowledge of and experience in that industry.  We anticipate that we will use outside independent consultants and advisors to assist us in our acquisition efforts and any resultant mineral exploration activities.

Item 1A.   Risk Factors.

Our status as a “shell company” without any active business or revenue producing assets increases the risks involved in an investment in our stock. The risk factors involved in such an investment include, but are not limited to, those set out below

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As set forth in the financial statements and their footnotes, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  Our future is dependent upon our acquisition, development and/or operation of a viable business and the acquisition of sufficient capital to finance these activities, none of which are assured.

____________________________________________________________________________

OUR PROPOSED OPERATIONS ARE DEPENDENT UPON ACQUISTION OF A BUSINESS OR ASSETS WHICH CAN BE DEVELOPED INTO A VIABLE ON-GOING BUSINESS AND ACQUIRE THE NECESSARY CAPITAL TO FINANCE OUR ACTIVITIES.

We presently have no potential revenue producing assets and no binding arrangements for the acquisition of any such assets.  Our future operations are dependent upon our ability to acquire a business or assets and develop it or them into a viable business venture.  Since we have no present source of revenue and we anticipate that it will be a significant period of time before we can develop any material revenue even if our proposed activities have good results, we will have to raise significant amounts of capital to finance any proposed acquisition and maintain our operations.  There are no present arrangements or assurance for any capital acquisitions.

WE DO NOT HAVE MANAGEMENT OR OTHER PERSONNEL WITH EXPERIENCE OR KNOW-HOW IN THE MINERAL INDUSTRY, OUR CHOSEN AREA OF INTEREST.

Our sole officer and director has no experience or know-how in the mineral industry.  If we do not complete an acquisition of mineral assets, we will have to acquire experienced and knowledgeable personnel and/or the services of outside consultants to conduct our mineral activities. We have no present arrangement to provide these necessary services.

THE MINERAL INDUSTRY IS CAPITAL AND TIME INTENSIVE AND CYCLIC IN NATURE.

It normally requires the expenditures of material amounts of capital and time to explore and develop a mineral property to the stage of active mining operations and production of revenue.  The mineral industry is cyclic in nature with material variations in the prices of mineral products.  In many instances, but the time a mineral property has been developed, a decline in product price may make the operation uneconomical.

OUR ONLY PROSPECT INTEREST IS IN PANAMA WITH RESULTANT RISKS FROM FOREIGN OPERATIONS

If we acquire an interest in the prospect located in Panama we are presently evaluating, we will be subject to the risks and uncertainties involved in foreign operations including:

•

Difficulties in language communications and these arising out of cultural differences may adversely effect our operations;

•

The laws of the Republic of Panama will govern our material agreements and operations. Their systems of laws and the enforcement thereof may not be as certain in implementation and interpretation as in the United States;

•

Substantially all of our non-cash assets will be located outside of the United States. Accordingly, we may not be able to enforce any judgments of any United States courts predicated upon United States laws or state laws, including securities laws; and

____________________________________________________________________________

•

Panama is experiencing a developing opposition to mining activities by environmental groups.  These activities by have increased in response to alleged illegal environmentally damaging activities by other mining activities by other mining entities.  Although our plans call for activities to be conducted in not only a legal manner but an environmentally friendly one, our activities may be impeded or adversely affected by this growing mining opposition movement.

IF WE ACUIRE A PROPERTY AND DEFINE AN ECONOMIC ORE RESERVE AND ACHIEVE PRODUCTION, IT WILL DECLINE IN THE FUTURE AS AN ORE RESERVE IS A WASTING ASSET.

Our future ore reserve and production, if any, will decline as a result of the exhaustion of reserves and possible closure of any mine that might be developed. Eventually, at some unknown time in the future, all of the economically extractable ore will be removed from the properties, and there will be no ore remaining. This is called depletion of reserves. Ultimately, we must acquire or operate other properties in order to continue as an ongoing business.

MINERAL MARKET PRICES ARE SUBJECT TO FLUCTUATIONS WHICH MAY ADVERSELY EFFECT OUR OPERATIONS.

If we are successful in developing any mineral properties, our ability to operate at a profit will be dependent on the then existing market price of the involved mineral. Declines in the market prices of the involved mineral may render reserves containing relatively low grades of ore uneconomic to exploit, and we may be required to discontinue exploration, development or mining on the properties, or write down our assets. We cannot predict the future market price of minerals and we may not be able to survive in a declining market situation.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We have no material physical properties. Our only material asset consists of cash.

Item 3.  Legal Proceedings.

We are not involved in material pending legal proceedings as of the date of this Annual Report on Form

10-K.

____________________________________________________________________________

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

              Purchases of Equity Securities.

Our common stock has been quoted on the Over-the-Counter Bulleting Board since February 1, 2008.  However, to our knowledge, there have been no trades of our stock on the OTC Bulleting Board or otherwise.

The following table sets forth the high and low bid of the common stock in the Pink Sheets and the Bulletin Board for the periods indicated. The bid price represents prices between dealers, which do not indicate retail markups, markdown or commissions and the bid prices may not represent actual transactions:

Quarter Period	High	Low

February – April 2008	$13.06	$8.21
May – June 2008	14.93	11.67
August – October 2008	13.06	6.74
November 2008 – January 2009	13.03	8.29
February – April 2009	8.61	18.63

The number of record holders of our common stock at July 17, 2009 was 31.

The holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available.  We have never had any material earnings and do not presently have any capacity to generate any such earnings.  We have never declared any dividends. We do not anticipate declaring and paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of

              Operations.

As set out in Item 1. above, we are presently operating as a “shell company” in the process of seeking a new business opportunity.  We will endeavor to enter into a corporate business combination or acquisition of assets by which we become engaged in an active business venture.  We are presently concentrating these efforts in the mineral resources industry.  There are no present binding arrangements for such a business combination or acquisition of assets.

____________________________________________________________________________

We have no present source of revenue and we will have to acquire significant amounts of additional capital to finance our search for and development of a new business opportunity.  Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

We incurred operating expenses in the amount of $61,279 for the fiscal year ended April 30, 2009 as compared to $13,702 for the fiscal year ended April 30, 2008.  Our net loss for the year ended April 30, 2009 was $61,692 compared to $13,588 for the year ended April 30, 2008.  These increases in expenses and loss were caused mainly by the payment of $36,750 in officer’s salary in the year ended April 30, 2009 as compared to none in 2008 and by an increase in professional fees of $6,936.

At April 30, 2009, our assets consisted of cash in the amount of $48,852 and a charge to a related party of $763.  At April 30, 2009, our liabilities consisted of accounts payable and accrued liabilities of $55 and amounts due to a related party of $6,500 on a convertible note.

Item 7A.  Quantitive and Qualitive Disclosures About Market Risk.

Not applicable to smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements appear immediately following the Signature Page to this Form 10-K beginning at page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial

              Disclosure.

We have made no changes in our independent accountants since our formation.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

____________________________________________________________________________

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Our management, including our principal executive officer, our principal financial officer and our principal accounting officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2009. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of April 30, 2009 because the following material weakness in internal control over financial reporting existed as of April 30, 2009.

      (i) lack of segregation of incompatible duties due to insufficient personnel; and

      (ii) Insufficient Board of Directors representation.

Though no material misstatements have resulted our management has determined that until such time as sufficient representation on our Board of Directors can be achieved the Company’s inability to formulate an audit committee represents a significant risk.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

____________________________________________________________________________

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the sole director and executive officer of the Company.

Name	Age	Position

Patricia Cooke	54	President, Chief Executive Officer and Director

Patricia Cooke has served as President, Chief Executive Officer and the sole director of the Company since October 29, 2008.  Her principal occupation since 1994 has been the President, director and sole owner of Wellington-Cooke Ltd., a corporate services company of Toronto, Ontario.  In this capacity, she provides services to publicly traded companies in the areas of investor relations and reporting requirements

____________________________________________________________________________

There are no family relationships between any of the directors, officers or significant employees.

The Company has adopted a Code of Business Conduct and Ethics which applies to all directors, officers and employees.  This Code provides, among other things, for written standards designed to deter wrongdoing and to promote:  (i) honest and ethical conduct; (ii) full, complete, timely and understandable disclosure in all reports filed or submitted to the Securities and Exchange Commission and other Company public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the ethics code; and (v) accountability for adherence to the ethics code.  A copy of the Code of Business Conduct and Ethics is filed with this annual report as an exhibit.

The Company has also adopted a “Policy Statement for the Protection of Material, Non-Public and Other Confidential Information and Prevention of Insider Trading and Tipping.”  A copy of this Policy Statement is filed with this annual report as an exhibit.

The Company has not adopted any specified procedures by which the security holders of the Company may recommend nominees to the Company’s Board of Directors.

The Company has not established a separately-designated standing audit committee.  The entire Board of Directors acts as the Company’s audit committee.

The Company does not presently have any independent director or director qualified as an audit committee financial expert.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the compensation of the names executive officers of the Company for each of the two fiscal years ended April 30, 2008 and 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Christopher Murphy	2008	-0-	-0-	-0-	-0-	-0-
President and Chief Executive Officer	2009(1)	-0-	-0-	-0-	-0-	-0-

Patricia Cooke	2008(2)	$36,750	-0-	-0-	-0-	-0-
President and Chief Executive Officer

____________________________________________________________________________

_________________

(1)

Mr. Murphy served as President and Chief Executive Officer from May 1, 2007 to October 29, 2008.

(2)

Ms. Cooke has served as President and Chief Executive Officer since October 29, 2008.

We did not pay any compensation to our director for acting as such.  Ms. Cooke will be paid a salary for acting as an officer of approximately $5,000 a month during the fiscal year commencing May 1, 2009.

Since we only presently have one director, the Board does not have any formal Compensation Committee.

We do not presently have any employment or consulting agreements with any officer, director or employee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related

               Stockholder Matters.

The following table sets forth information with respect to the only person known to the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Patricia Cooke 1543 Bayview Avenue Suite 409 Toronto, Ontario Canada M4G 3B5	2,000,000	17.2%

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Ms. Cooke, our sole officer an director, may be deemed to be a “parent” of the Company as such is defined under the Securities Exchange Act of 1934, as amended, by virtue of her position since she has the duty under Delaware corporate law to control and direct the actions of the Company and since she is the only shareholder owning 5% or more of our outstanding stock.

Since May 1, 2007, there has been no transaction to which the Company was a party and in which any officer, director of the Company or any holder of more than 5% of any class of its stock had or is to have a material interest.

____________________________________________________________________________

Item 14.  Principal Accounting Fees and Services.

The Board of Directors approved the engagement of K. R, Margetson Ltd., chartered accountant, as our independent accountant to audit our financial statements for the fiscal years ending April 30, 2009 and 2008 and our interim statements for 2009-2010.

Our Board of Directors has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

Audit Fees

For the fiscal years ended April 30, 2009 and 2008, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $7,287 and $8,773, respectively.

Audit-Related Fees

For the fiscal years ended April 30, 2009 and 2008, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended April 30, 2009 and 2008, there were no fees billed for tax services.

All Other Fees

For the fiscal years ended April 30, 2009 and 2008,there were no fees billed for services other than services described above.

____________________________________________________________________________

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibits
3.1*	Articles of Incorporation

3.2*	Bylaws

5.1*	Legal opinion of Fox Law Offices, PA with consent to use

10.1*	Mineral property purchase agreement dated February 7, 2007

14.1**	Code of Business Conduct and Ethics

14.2**	Policy Statement of Asia Atlantic Resources – Protection of Material, Nonpublic and Other Confidential Information and Prevention of Insider Trading and Tipping

31.1**	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1**	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________________

*

Originally filed as an exhibit to our Registration Statement on Form SB-2, dated December 9, 2007.

**

Filed herewith.

____________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ATLANTIC RESOURCES

Date:	July 29, 2009	By:	/s/ Patricia Cooke
Patricia Cooke
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 29, 2009	By:	/s/ Patricia Cooke
Patricia Cooke
President, Chief Executive Officer and Director

___________________________________________________________________________

K. R. MARGETSON LTD.                                                        CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Asia Atlantic Resources:

We have audited the accompanying balance sheets of Asia Atlantic Resources (An Exploration Stage Company) as of April 30, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2009 and 2008 and for the period from January 22, 2007 (Date of Inception) to April 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008 and for the period from January 22, 2007 (Date of Inception) to April 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is an exploration stage company and has yet to commence operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to their planned financing and other matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sechelt, Canada	/S/ K. R. MARGETSON LTD.
July 27, 2009	Chartered Accountant

PO BOX 45, 5588 INLET AVENUE	TELEPHONE: 604-885-2810 NE: 604-885-2810
SECHELT, BC V0N 3A0	FACSIMILE: 1-877-874-9583
CANADA	E-MAIL: info@krmargetson.com

___________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

BALANCE SHEETS

April 30, 2009 and 2008

(Unaudited)

	April 30,	April 30,
ASSETS	2009	2008

Current
Cash and cash equivalents	$ 764	$ -
Advances to related party – Note 4	48,852	-
Notes receivable from related party – Note 5	-	9,532

Total Assets	$ 49,616	$ 9,532

LIABILITIES

Current
Bank indebtedness	$ -	$ 79
Accounts payable and accrued liabilities	55	5,113
Convertible note payable – Note 6	6,500	-

Total Liabilities	6,555	5,192
Going Concern – Note 1

STOCKHOLDERS’ EQUITY

Capital Stock – Note 7
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
11,600,000 shares (2008 - 7,600,000 shares)	11,600	7,600
Additional paid in capital	118,400	22,400
Deficit accumulated during the exploration stage	(86,939)	(25,660)

Total Stockholders’ Equity	43,061	4,340

Total Liabilities and Stockholders’ Equity	$ 49,616	$ 9,532

SEE ACCOMPANYING NOTES

____________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the years ended April 30, 2009 and 2008 and

from the period January 22, 2007 (Date of Inception) to April 30, 2008

			Accumulated for
			from January 22, 2007
	April 30,		(Date of Inception)
	2009	2008	to April 30, 2009

Expenses
Geological, mineral and prospect costs	$ -	$ -	$ 8,000
General and administrative	43,072	2,431	45,634
Incorporation costs	-	-	441
Professional fees	18,207	11,271	32,978

Operating loss for the period	(61,279)	(13,702)	(87,053)

Interest revenue	-	114	114

Net Loss for the Year	$ (61,279)	$ (13,588)	$ (86,939)

Basic and fully diluted net loss per common share	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding	9,517,808	7,600,000

SEE ACCOMPANYING NOTES

____________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the years ended April 30, 2009 and 2008

 from the period January 22, 2007 (Date of Inception) to April 30, 2009

			From January 22, 2007
	April 30,		(Date of Inception)
	2009	2008	To April 30, 2009

Operating Activities
Net loss for the Year	$ (61,279)	$ (13,588)	$ (86,939)
Cash provided by (used in) changes in operating assets and liabilities
Notes receivable from related party	9,532	(9,532)	-

Accounts payable and accrued liabilities	(5,058)	1,613	55

Net cash provided by (used in) Operating Activities	(56,805)	(21,507)	(86,884)

Financing Activities
Advances to related party	(48,852)		(48,852)
Convertible note payable	6,500	(441)	6,500
Common stock issued for cash	100,000	-	130,000

Net cash provided by (used in) Financing Activities	57,648	(441)	84,648

Increase in cash and cash equivalents during the period	843	(21,948)	764

Cash and cash equivalents, beginning of the period	(79)	(21,869)	-

Cash and cash equivalents, end of the period	$ 764	$ (79)	$ 764

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

____________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from January 22, 2007 (Date of Inception) to April 30, 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 22, 2007	-	$ -	$ -	$ -	$ -
Shares issued for cash at $.001	2,000,000	2,000	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	28,000
Net loss for the period	-	-	-	(12,072)	(12,072)

Balance, April 30, 2007	7,600,000	7,600	22,400	(12,072)	17,928

Net loss for the period	-	-	-	(13,588)	(13,588)

Balance, April 30, 2008	7,600,000	7,600	22,400	(25,660)	4,340

Shares issued for cash at $.025	4,000,000	4,000	96,000	-	100,000
Net loss for the period	-	-	-	(61,279)	(61,279)

Balance, April 30, 2009	11,600,000	$ 11,600	$ 118,400	$ (86,939)	$ 43,061

SEE ACCOMPANYING NOTES

____________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2009

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.  It is currently looking for new investment opportunities in mining exploration.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2009, the Company had not yet achieved profitable operations and has accumulated losses of $86,939 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the director of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 2

Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Development Stage Company

The Company is a development stage company as defined in Financial Accounting Standard Board ("FASB") Accounting Standards Codification 205-915.  Accordingly, the Company devotes substantially all of its present efforts to establish its business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at April 30, 2009 (and 2008), the Company did not have any cash equivalents.

____________________________________________________________________________

Note 2

Summary of Significant Accounting Policies – Cont’d

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Financial Instruments

The carrying values of cash and cash equivalents, advances to related party, note receivable from related party accounts payable and accrued charges and convertible note payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

                  Fair Value Measurements

Effective May 1, 2008, the Company adopted SFAS No. 157, 'Fair Value Measurements,' for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.

SFAS 157 established market and observable inputs as the preferred source of values, followed by assumptions based on hypothetical transaction in the absence of market inputs. The valuation techniques required by SFAS 57 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 - Quoted prices in active markets for identical asset or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker

____________________________________________________________________________

Note 2

Summary of Significant Accounting Policies – Cont’d

                  Fair Value Measurements – Cont’d

quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 became effective immediately.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB Accounting Standard Codification 260, "Earnings Per Share," which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at April 30, 2009, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at April 30, 2009 all cash and equivalents represented cash at Canadian financial institutions.

____________________________________________________________________________

Note 2

Summary of Significant Accounting Policies – Cont’d

Derivative Instruments

The Company accounts for derivative instruments according to FASB Accounting Standard Codification 815.  These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

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

During the year ended April 30, 2009, the Company issued a convertible debt note, which the Company accounts for under FASB Accounting Standard Codification 815 as an embedded derivative.  Under this standard, the Company has determined that its conversion right provision contained in the terms governing the note is not clearly and closely related to the characteristics of the note.  Accordingly, this conversion feature qualifies to be accounted for separately from the debt instrument.  As the conversion is at the discretion of the holder, and may only be converted into equity, the conversion feature is to be recognized as equity, valued at its fair value at inception.

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

The Company follows FASB Accounting Standards Codification 740, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled

____________________________________________________________________________

Note 2

Summary of Significant Accounting Policies – Cont’d

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods for the Company beginning in the first quarter of fiscal 2010. Since SFAS 165 only requires additional disclosures, the Company does not expect the adoption to have an impact on their consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for the Company beginning in the first quarter of fiscal 2010. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We are currently evaluating the impact of adopting these Staff Positions, but the Company does not expect the adoption to have a material impact on their consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The Company is currently evaluating the impact of SFAS 163 on its financial statements by does not expect it to have a material effect.

In March 2008, the FASB issued SFAS No. 161 “Disclosure About Derivative Instruments and Hedging Activities-an amendment to FASB Statement 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivatives and hedging activities and the reasons for using them. SFAS 161 is effective for fiscal years beginning after November 15, 2008, the year beginning May 1, 2009 for the Company. The Company is currently reviewing the provisionsof SFAS 161 to determine any impact for the Company.

____________________________________________________________________________

Note 2

Summary of Significant Accounting Policies – Cont’d

Recent Accounting Pronouncements – Cont’d

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, the year beginning May 1, 2009 for the Company.  SFAS 14 (R) will not have any effect on the Company’s financial statements

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity.

This new consolidation method will significantly change the account with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, the year beginning May 1, 2009 for the Company. SFAS 60 will not have any effect on its financial statements.

Note 3

Mineral Property

On February 9, 2007, the Company purchased a mineral claim in the Province of British Columbia for $8,000.  The claim expired on September 17, 2008 as the Company did not carry out assessment procedures as required by government.

Note 4

Advances to Related Party

Advances to the related party represent advances to the Company’s director.  There are no repayment terms or interest attached to the advances.

During the year ended April 30, 2009, the Company paid the director management fees in the amount of $36,750.  ($nil in 2008).  The transaction was consummated at the price agreed upon by the parties.

Note 5

Note receivable from related party

The note receivable is due from a former director of the Company.  It is unsecured and bears interest at 12% per annum.   The note was repaid in full in fiscal 2009.

Note 6

Convertible note payable

On August 19, 2008, the Company received financing of $6,500 in exchange for a note payable that is non-interest bearing and due on demand.  Each $0.005 of the principal balance outstanding of the note may be converted into one common stock of the Company at the discretion of the note holder.

The Company accounts for this financial instrument in accordance with FASB Accounting Standards Codification for embedded derivatives and contracts in entity's own equity.

____________________________________________________________________________

Note 6

Convertible note payable – cont’d

In accordance with FASB Accounting Standards Codification 815-15-25-1 regarding embedded derivatives, the holder’s conversion right provision contained in the terms governing the note is not clearly and closely related to the characteristics of the note.  Accordingly, this conversion feature qualifies to be accounted for separately from the debt instrument.

In accordance with FASB Accounting Standards Codification 815-40-25-4(b) the conversion feature was recognized an equity instrument at its fair value at inception. The Company determined the fair value to be $nil using level 1inputs.

Note 7

Capital Stock

On February 12, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

On November 6, 2008, the Company issued 4,000,000 commons shares for $100,000 in cash.

There are no shares subject to options, warrants or other agreements as at April 30, 2009.

Note 8

Income Taxes

The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

____________________________________________________________________________

Note 8

Income Taxes – cont’d

	April 30	April 30
	2009	2008

Net loss for the period	$ (61,279)	$ (13,588)
Less permanent difference	-	-
Taxable income	(61,279)	(13,588)
Statutory and effective tax rates	33.3%	33.2%

Income taxes recovery at the effective rate	($20,406)	(4,511)
Tax losses carry forward deferred	20,406	4,511

Corporate income tax expense an corporate income taxes payable	$ -	$ -

The Company has accumulated net operating losses of $86,506 for income tax purposes which expire starting in 2027.    The components of the net deferred tax asset at April 30, 2009 and the statutory tax rate, effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2009	2008

Net Operating Loss Carry forward	$ 86,506	$ 25,227
Statutory and effective tax rate	33.3%	33.2%

Deferred tax asset	$ 28,806	$ 8,375
Valuation allowance	(28,806)	(8,375)

Net deferred tax asset	$ -	$ -

The increase in the valuation allowance during the year ended April 30, 2009 was $ 20,431 and $4,406 in 2008.