Form 10-K/A
period 2009-04-30
Asia Atlantic Resources
filed 2009-08-06
CIK 1411058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


AMENDMENT NO. 1

TO

FORM 10-K


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


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2008, based upon the closing price of the common stock as reported by OTC:BB on such date was approximately $560,000.  However, to the knowledge of management there have been no recorded trades in the stock.  The total number of shares of Common Stock issued and outstanding as of July 22, 2009 was 11,600,000.

</R.>

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

The following table sets forth the high and low bid of the common stock in the Pink Sheets and the Bulletin Board for the periods indicated. The bid price represents prices between dealers, which do not indicate retail markups, markdown or commissions and the bid prices may not represent actual transactions:

Quarter Period	High	Low
February – April 2008	$10.00	$10.00
May – June 2008	10.00	10.00
August – October 2008	10.00	10.00
November 2008 – January 2009	10.00	10.00
February – April 2009	10.00	10.00


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

ASIA ATLANTIC RESOURCES
Date:	August 6, 2009	By:	/s/ Patricia Cooke
Patricia Cooke
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 6, 2009	By:	/s/ Patricia Cooke
Patricia Cooke
President, Chief Executive Officer and Director


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