Form 10-Q
period 2009-07-31
Asia Atlantic Resources
filed 2009-09-03
CIK 1411058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2009

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

_____________________________________________________________________________________________

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

The number of shares of the registrant’s common stock outstanding as of September 1, 2009 was 11,600,000.

_____________________________________________________________________________________________

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

BALANCE SHEETS

July 31, 2009 and April 30, 2009

(Unaudited)

	July 31,	April 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current
Cash and cash equivalents	$ 1,570	$ 764
Note receivable from related party – Note 4	38,852	48,852

Total Assets	$ 40,422	$ 49,616

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 20,555	$ 55
Convertible notes payable – Note 5	6,500	6,500

Total Liabilities	27,055	6,555

STOCKHOLDERS’ EQUITY
Capital Stock – Note 6
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
11,600,000 common shares	11,600	11,600
Additional paid in capital	118,400	118,400
Accumulated deficit	(116,633)	(86,939)

Total Stockholders’ Equity	13,367	43,061

Total Liabilities and Stockholders’ Equity	$ 40,422	$ 49,616

Going Concern – Note 2

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF OPERATIONS (Unaudited)

For the three months ended July 31, 2009 and July 31, 2008 and for the period January 22, 2007 (Date of Inception) to July 31, 2009

			Accumulated for
	For the three months ended		from January 22, 2007
	July 31,		to (Date of Inception)
	2009	2008	July 31, 2009
Expenses
Geological, mineral and prospect costs	$ -	$ -	$ 8,000
General and administrative	16,283	(15)	61,917
Incorporation costs	-	-	441
Professional fees	13,411	1,000	46,389
	(29,694)	(985)	(116,747)
Interest revenue	-	-	114

Net Loss for the Period	$ (29,694)	$ (985)	$ (116,633)

Basic and fully diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	11,600,000	8,212,022

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended July 31, 2009 and July 31, 2008

 for the period January 22, 2007 (Date of Inception) to July 31, 2009

	For the three months ended		From January 22, 2007
	July 31,		(Date of Inception) to
	2009	2008	July 31, 2009
Operating Activities
Net loss for the period	$ (29,694)	$ (985)	$ (116,633)
Cash provided by (used in) changes
in operating assets and liabilities
Notes receivable from related party	-	9,532	-
Accounts payable and accrued liabilities	20,500	(813)	20,555

Net cash provided by (used in) Operating Activities	(9,194)	7,734	(96,078)

Financing Activities
Advances to related party	10,000	-	(38,852)
Convertible note payable	-	-	6,500
Common stock issued for cash	-	-	130,000

Net cash provided by (used in) Financing Activities	10,000	-	97,648

Increase in cash and cash equivalents during the period	806	7,734	1,570

Cash and cash equivalents, beginning of the period	764	(79)	-

Cash and cash equivalents, end of the period	$ 1,570	$ 7,655	$ 1,570

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

July 31, 2009

Note 1

Interim Reporting

While the information presented in the accompanying interim three months interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2009 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2009 annual financial statements.

Operating results for the three months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ended April 30, 2010.

Note 2

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, but let the rights to the property lapse and currently has no active mineral claims.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $116,633 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

July 31, 2009

Note 3

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification 205-915.  Accordingly, the Company devotes substantially all of its present efforts to establish its business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

July 31, 2009

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB Accounting Standard Codification 260, "Earnings Per Share,” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at July 31, 2009, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at July 31, 2009 all cash and equivalents represented cash at Canadian financial institutions.

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

July 31, 2009

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

The Company follows FASB Accounting Standards Codification 740, which requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

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

Note 4

Advances to Related Party

Advances to the related party represent advances to the Company’s director.  There are no repayment terms or interest attached to the advances.  During the three months ended July 31, 2009, the Company paid the director management fees in the amount of $15,750.  ($nil in 2008).  The transaction was consummated at the price agreed upon by the parties If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.  The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

July 31, 2009

Note 5

Convertible note payable

On August 19, 2008, the Company received financing of $6,500 in exchange for a note payable that is non-interest bearing and due on demand.  Each $0.005 of the principal balance outstanding of the note may be converted into one common stock of the Company at the discretion of the note holder.

The Company accounts for this financial instrument in accordance with FASB Accounting Standards Codification for embedded derivatives and contracts in an entity’s own equity.

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

Note 6

Capital Stock

On February 12, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

On November 6, 2008, the Company issued 4,000,000 commons shares for $100,000 in cash.

There are no shares subject to options, warrants or other agreements as at July 31, 2009.

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

Results of Operations for the Three-Month Period Ended July 31, 2009

We had no revenues for the three-month periods ended July 31, 2009 or 2008.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $29,684 for the three-month period ended July 31, 2009 as compared with $985 for the three-month period ended July 31, 2008.  The increase is due to payment of director’s management fees of $15,750 for the period in 2009 as compared to none for 2008 and by an increase in professional fees of $12,411.  All these expenses were for administrative and professional fees.

At July 31, 2009, we had total assets of $40,422, consisting of cash and total liabilities of $20,255, consisting of accounts payable and accrued liabilities and a note payable of $6,500.

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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2009. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of July 31, 2009 because the following material weakness in internal control over financial reporting existed as of July 31, 2009.

      (i) lack of segregation of incompatible duties due to insufficient personnel; and

      (ii) Insufficient Board of Directors representation.

_____________________________________________________________________________________________

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

_____________________________________________________________________________________________

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

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

____________________

*   Filed herewith

_____________________________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ATLANTIC RESOURCES

Date:	September 2, 2009	By:	/s/ Patricia Cooke
PATRICIA COOKE
President, Chief Executive Officer and Director

_____________________________________________________________________________________________