Form 10-Q
period 2009-10-31
Asia Atlantic Resources
filed 2009-12-15
CIK 1411058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 333-146572

ASIA ATLANTIC RESOURCES

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

119-600 Elinton Avenue East, Suite 409
Toronto, Ontario, Canada M4G 2K2
(Address of principal executive offices and zip code)

1543 Bayview Avenue, Suite 409
Toronto, Ontario, Canada M4G 3B5
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

The number of shares of the registrant’s common stock outstanding as of December 1, 2009 was 12,597,200

_________________________________________________________________________________________

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES.

(An Exploration Stage Company)

BALANCE SHEETS

October 31, 2009 and April 30, 2009

	October 31,	April 30,
	2009 (Unaudited)	2009 (Audited)
ASSETS
Current
Cash and cash equivalents	$ 10,989	$ 764
Advances to related party – Note 4	3,317	48,852

Total Assets	$ 14,306	$ 49,616

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 2,055	$ 55
Convertible note payable – Note 6	6,500	6,500

Total Liabilities	8,555	6,555

STOCKHOLDERS’ EQUITY
Capital Stock - Note 7
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
11,600,000	11,600	11,600
Additional paid in capital	118,400	118,400
Share subscriptions received	25,000	-
Deficit accumulated during the exploration stage	(149,249)	(86,939)

Total Stockholders’ Equity	5,751	43,061

Total Liabilities and Stockholders’ Equity	$ 14,306	$ 49,616

Going Concern – Note 2

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and six months ended October 31, 2009 and 2008 and from the period January 22, 2007 (Date of Inception) to October 31, 2009

(Unaudited)

					Accumulated
					from January 22, 2007
	For the three months ended		For the six months ended		(Date of Inception)
	October 31,		October 31,		to October, 31
	2009	2008	2009	2008	2009
Expenses
Geological, mineral and prospect costs	$ -	$ -	$ -	$ -	$ 8,000
General and administrative	19,662	1,475	35,945	1,460	81,579
Incorporation costs	-	-	-	-	441
Professional fees	12,954	3,986	26,365	4,986	59,343

Operating loss for the period	(32,616)	(5,461)	(62,310)	(6,446)	(149,249)

Interest revenue	-	-	-	-	114

Net Loss and Comprehensive Loss	$(32,616)	$ (5,461)	$(62,310)	$ (6,446)	$ (149,249)
Basic and fully diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	11,600,000	7,600,000	11,600,000	7,600,000

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended October 31, 2009 and 2008

 from the period January 22, 2007 (Date of Inception) to April 30, 2009

(Unaudited)

			From January 22, 2007
	For the six months ended October 31,		(Date of Inception)
	2009	2008	To October 31,2009

Operating Activities
Net loss for the period	$ (62,310)	$ (6,446)	$ (149,149)
Cash provided by (used in) changes
in operating assets and liabilities
Advances from related party	45,535	9,532	(3,317)
Accounts payable and accrued liabilities	2,000	(2,213)	2,055

Net cash provided by (used in) Operating Activities	(14,775)	873	(150,511)

Financing Activities
Due to related party	-	6,500	6,500
Shares subscribed	25,000	-	155,000

Net cash provided by (used in) Financing Activities	25,000	6,500	161,500

Increase in cash and cash equivalents during the period	10,225	7,373	10,989

Cash and cash equivalents, beginning of the period	764	(79)	-

Cash and cash equivalents, end of the period	$ 10,989	$ 7,294	$ 10,989

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from January 22, 2007 (Date of Inception) to October 31, 2009

(Unaudited)

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$ -	$ -	$ -	$ -	$ -
Shares issued for cash at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss for the period	-	-	-	-	(13,588)	(13,588)
Balance, April 30, 2008	7,600,000	$ 7,600	$ 22,400	-	$ (25,660)	$ 4,340

Shares issued for cash at $.025	4,000,000	4,000	6,000	-	-	100,000
Net loss for the period	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	$ 11,600	$ 118,400	-	$ (86,939)	$ 43,061

Share subscriptions received	-	-	-	25,000	-	25,000
Net loss for the period	-	-	-	-	(62,310)	(62,310)
Balance, October 31, 2009	11,600,000	$ 11,600	$ 118,400	$ 25,000	$ (149,249)	$ 5,751

SEE ACCOMPANYING NOTES

____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

Note 1

Interim Reporting

While the information presented in the accompanying six months interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2009 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2009 annual financial statements.

Operating results for the six months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ended April 30, 2010.

Note 2

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, but it expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $149,249 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 3

Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

____________________________________________________________________________________________

Note 3

Summary of Significant Accounting Policies – (cont’d)

Development Stage Company

As an exploration stage Company, it is a type of development stage company as defined in Financial Accounting Standard Board ("FASB") Accounting Standards Codification (“ASC”) 205-915.  Accordingly, the Company devotes substantially all of its present efforts to establish its business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC 260, Earnings Per Share.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

____________________________________________________________________________________________

Note 3

Summary of Significant Accounting Policies – Cont’d

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at October 31, 2009, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at October 31, 2009 all cash and equivalents represented cash at Canadian financial institutions.

Derivative Instruments

The Company accounts for derivative instruments according to FASB ASC 815

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

                  The Company follows FASB ASC 740, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for income taxes.  Under this method deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax

____________________________________________________________________________________________

Note 3

Summary of Significant Accounting Policies – Cont’d

Income Taxes – cont’d

assets and bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

During the six months ended October 31, 2009, the Company paid the director management fees in the amount of $15,750.  ($Nil in 2008).  The transaction was consummated at the price agreed upon by the parties.

____________________________________________________________________________________________

Note 5

Mineral Property

On February 9, 2007, the Company purchased a mineral claim in the Province of British Columbia for $8,000.  The claim expired on September 17, 2008.

Note 6

Convertible Note Payable

On August 19, 2008, the Company received financing of $6,500 in exchange for a note payable that is non-interest bearing and due on demand.  Each $0.005 of the principal balance outstanding of the note may be converted into one common stock of the Company at the discretion of the note holder.

The Company accounts for this financial instrument in accordance with FASB ASC 814-40 Accounting for Derivatives and Hedging, Contracts in Entity’s Own Equity.

 Note 7

Capital Stock

On February 12, 2007, the Company issued 2,000,000 shares in common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 shares in common stock for $28,000 in cash.

On November 6, 2008, the Company issued 4,000,000 shares in common stock for $100,000 in cash.

On October 13, 2009, the Company received $12,500 for shares in common stock to be issued at $0.025 each.

On October 22, 2009, the Company received $12,500 for shares in common stock to be issued at $0.025 each.

Subsequent to October 31, 2009, the Company received a further $12,500 for shares in common stock to be issued at $0.025 each.

There are no shares subject to options, warrants or other agreements as at October 31, 2009.

___________________________________________________________________________________________

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

•

we are engaged in preliminary negotiations to acquire an interest in a mineral prospect located in the Republic of Panama.  This property has had historical operations for the production of gold.  There are no present understandings or agreements with respect to any such acquisition; nor do we presently have sufficient information to form any definitive opinion as to the merits of or valuation of the property.  If these negotiations result in an agreement with respect to the acquisition of the property, it will undoubtedly result in our having to acquire additional financing to complete the acquisition and conduct necessary exploration work, and if justified, development work on the property; and

_________________________________________________________________________________________

•

while our acquisition of $37,500 (USD) from the private placement of 1,500,000 shares of common stock in October and November of 2009 provided us with capital to cover our present administrative expenses for the next 12 months, we will have to raise significant amounts of additional capital to finance any mineral acquisitions and/or exploration programs.  We have no present arrangement for any capital acquisition, and there is no assurance any additional capital will become available.

Results of Operations for the Three-Month Period Ended October 31, 2009

We had no revenues for the three-month periods ended October 31, 2009 or 2008.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $32,616 for the three-month period ended October 31, 2009 as compared with $5,461 for the three-month period ended October 31, 2008.  The increase is due to payment of director’s management fees of $17,750 for the period in 2009 as compared to none for 2008, by an increase in professional fees of $8,967 and by an increase in filing fees and other expenses of $438.  All these expenses were for administrative and professional fees.

At October 31, 2009, we had total assets of $14,306, consisting of cash of $10,989 and advances to related party of $43,317. There were total liabilities of $8,555, consisting of accounts payable and accrued liabilities of $2,055 and a note payable of $6,500.

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

________________________________________________________________________________________

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

_________________________________________________________________________________________

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

During October and November 2009, the Company sold 1,500,000 shares of its common stock.

(b)

No person acted as a principal underwriter for the sale of these securities.  The Company’s common stock was offered directly by the Company through its officers and directors.  The common stock was sold to three “accredited investors” with each investor purchasing 500,000 shares at $0.025 per share or $12,500.

(c)

The 1,500,000 shares were sold for cash at $0.025 per share for a total of $37,500.00.  No underwriting discounts, commissions or acquisition costs were paid on the sales.

(d)

In the issuance of these shares of its common stock, the Company relied upon the exemption from registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”) and by Regulation D adopted under the Securities Act.  These shares were issued as restricted securities and a legend denoting the restrictions on their transferability under the Securities Act was placed upon the certificates issued to represent the shares.

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

____________________

*   Filed herewith.

_________________________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ATLANTIC RESOURCES

Date:	December 15, 2009	By:	/s/ Patricia Cooke
PATRICIA COOKE
President, Chief Executive Officer and Director