Form 10-Q
period 2010-01-31
Asia Atlantic Resources
filed 2010-03-19
CIK 1411058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 333-146572

ASIA ATLANTIC RESOURCES

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

119-600 Eglinton Avenue East, Suite 409
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

____________________________________________________________________________________________________

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

The number of shares of the registrant’s common stock outstanding as of March 17, 2010 was 13,100,000*.

*  Of this amount, 1,500,000 shares have been purchased and paid for and the certificates therefor are in process of issuance.

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES.

(An Exploration Stage Company)

BALANCE SHEETS

January 31, 2010 and April 30, 2009

	January 31,	April 30,
ASSETS	2010 (Unaudited)	2009 (Audited)

Current
Cash and cash equivalents	$ 651	764
Advances to related party – Note 4	5,067	48,852

Total Assets	$ 5,718	$ 49,616

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 2,055	$ 55
Convertible note payable – Note 6	6,500	6,500

Total Liabilities	8,555	6,555

STOCKHOLDERS’ EQUITY

Capital Stock - Note 7
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares (11,600,000 shares in April 30, 2009)	13,100	11,600
Additional paid in capital	154,400	118,400
Deficit accumulated during the exploration stage	(170,337)	(86,939)

Total Stockholders’ Equity	(2,837)	43,061

Total Liabilities and Stockholders’ Equity	$ 5,718	$ 49,616

Going Concern – Note 2

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three and nine months ended January 31, 2010 and 2009 and from the period January 22, 2007 (Date of Inception) to January 31, 2010

(unaudited)

					Accumulated
					From January 22, 2007
	For the three months ended		For the nine months ended		(Date of Inception)
	January 31,		January 31,		to January 31,
	2010	2009	2010	2009	2010
Expenses
Geological, mineral and prospect costs	$ -	$ -	$ -	$ -	$ 8,000
General and administrative	5,675	198	51,620	1,299	97,254
Incorporation costs	-	-	-	-	441
Professional fees	5,413	3,882	31,778	8,411	64,756
Total operating expenses	21,088	4,080	83,398	9,710	170,451
Operating loss for the period	(21,088)	(4,080)	(83,398)	(9,710)	(170,451)
Interest revenue	-	-	-	-	114

Net Loss for the Period	$ (21,088)	$ (4,080)	$ (83,398)	$ (9,710)	$ (170,337)

Basic and fully diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding	12,154,348	11,600,000	11,784,783	11,600,000

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended January 31, 2010 and 2009

 from the period January 22, 2007 (Date of Inception) to January 31, 2010

			From January 22, 2007
	For the nine months ended January 31,		(Date of Inception) to January 31,
	2010	2009	2010

Operating Activities
Net loss for the period	$ (83,398)	$ (43,562)	$ (170,337)
Cash provided by (used in) changes
in operating assets and liabilities
Notes receivable from related party	43,785	9,532	(5,067)
Accounts payable and accrued liabilities	2,000	(4,313)	2,055
Net cash provided by (used in) Operating Activities	(37,613)	(38,343)	(173,349)

Financing Activities Advance to related party	-	(68,076)	-
Due to related party	-	6,500	6,500
Common stock issued for cash	37,500	100,000	167,500
Net cash provided by (used in) Financing Activities	37,500	38,424	174,000

Increase in cash and cash equivalents during the period	(113)	81	651

Cash and cash equivalents, beginning of the period	764	(79)	-

Cash and cash equivalents, end of the period	$ 651	$ 2	$ 651

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from January 22, 2007 (Date of Inception) to January 31, 2010

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$ -	$ -	$ -	$ -	$ -
Shares issued for cash at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400		(12,072)	17,928

Net loss for the period	-	-	-	-	(13,588)	(13,588)
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss for the period	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received				25,000	-	25,000
Shares issued from subscriptions	1,000,000	1,000	24,000	(25,000)	-	-
Shares issued for cash at $.025	500,000	500	12,000	-	-	12,500
Net loss for the period	-	-	-	-	(83,398)	(83,398)
Balance January 31, 2010	13,100,000	$ 13,100	$ 154,400	$ -	$ (170,337)	$ (2,837)

SEE ACCOMPANYING NOTES

_____________________________________________________________________________________________

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

Note 1

Interim Reporting

While the information presented in the accompanying nine months interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2009 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2009 annual financial statements.

Operating results for the nine months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ended April 30, 2010.

Note 2

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $170,337 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

_____________________________________________________________________________________________

Note 3

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) “Development Stage Companies.” The Company is still in the developmental stage, devoting substantially all of its present efforts to establish its business and its planned principal operations have not commenced, as only one subsidiary has started to realize some revenues but has not achieved full operations.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Fair Value Measurements

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures,” for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This new accounting standard establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.  The Company has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

_____________________________________________________________________________________________

Note 3

Summary of Significant Accounting Policies – Cont’d

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share”.  This topic requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at January 31, 2010 there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at January 31, 2010 all cash and equivalents represented cash at Canadian financial institutions.

Derivative Instruments

The Company follows the guidelines under FASB ASC Topic 815, “Derivatives and Hedges.” This guideline establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It  requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged

_____________________________________________________________________________________________

Note 3

Summary of Significant Accounting Policies – Cont’d

Derivative Instruments – Cont’d

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

The Company follows FSAB ASC Topic 820,   “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled

Recent Accounting Pronouncements

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

During the nine months ended January 31, 2010, the Company paid the director management fees in the amount of $33,500.  ($21,000 in 2009).  The transaction was consummated at the price agreed upon by the parties.

Note 5

Mineral Property

On February 9, 2007, the Company purchased a mineral claim in the Province of British Columbia for $8,000.  The claim expired on September 17, 2008.

_____________________________________________________________________________________________

Note 6

Convertible Note Payable

On August 19, 2008, the Company received financing of $6,500 in exchange for a note payable that is non-interest bearing and due on demand.  Each $0.005 of the principal balance outstanding of the note may be converted into one common stock of the Company at the discretion of the note holder.

The Company accounts for this financial instrument in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” Subtopic 40, “Contracts in Entity’s Own Equity.”

 Note 7

Capital Stock

On February 12, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

On November 6, 2008, the Company issued 4,000,000 common shares for $100,000 in cash.

On October 13, 2009, the Company received share subscriptions for 50,000 common shares for $12,500 in cash.

On October 22, 2009, the Company received share subscriptions for 50,000 common shares for $12,500 in cash.

On January 19, the Company issued 1,000,000 common shares in fulfilment of the subscriptions.

On January 19, the Company issued 500,000 common shares for $12,500 in cash.

There are no shares subject to options, warrants or other agreements as at January 31, 2010.

Note 8

Subsequent Events

The Company evaluated subsequent events through the date and time they were available to be issued on March 17, 2010

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

•

while our acquisition of $12,500 (USD) from the private placement of 500,000 shares of common stock in October and December of 2009, provided us with capital to cover our present administrative expenses to date, we will have to raise additional capital to cover these administrative costs for the next 12 months and we will have to raise significant amounts of additional capital to finance any mineral acquisitions and/or exploration programs.  We have no present arrangement for any capital acquisition, and there is no assurance any additional capital will become available.

Results of Operations for the Three-Month Period Ended January 31, 2010

We had no revenues for the three-month periods ended January 31, 2010 or 2009.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $21,088 for the three-month period ended January 31, 2010 as compared with $4,080 for the three-month period ended January 31, 2009.  The increase is due to payment of director’s management fees of $13,000 for the period in 2010 as compared to none for 2009, by an increase in professional fees of $1,531 and by an increase in filing fees and other expenses of $2,477.  All these expenses were for administrative and professional fees.

At January 31, 2010, we had total assets of $5,718, consisting of cash of $651 and advances to related party of $5,067. There were total liabilities of $8,555, consisting of accounts payable and accrued liabilities of $2,055 and a note payable of $6,500.

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

_____________________________________________________________________________________________

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2010. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of January 31, 2010 because the following material weakness in internal control over financial reporting existed as of January 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

_____________________________________________________________________________________________

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

During October of 2009, the Company sold 1,000,000 shares of its common stock and during December of 2009 the Company sold an additional 500,000 shares.

(b)

No person acted as a principal underwriter for the sale of these securities.  The Company’s common stock was offered directly by the Company through its officers and directors.  The common stock was sold to three “accredited investors” with the investors each purchasing 500,000 shares at $0.025 per share or $12,500.

(c)

The 1,500,000 shares were sold for cash at $0.025 per share for a total of $37,500.00.  No underwriting discounts, commissions or acquisition costs were paid on the sales.

(d)

In the sale of these shares of its common stock, the Company relied upon the exemption from registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”) and by Regulation D adopted under the Securities Act.  These shares were issued as restricted securities and a legend denoting the restrictions on their transferability under the Securities Act will be placed upon the certificates issued to represent the shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Reserved

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

ASIA ATLANTIC RESOURCES

Date:	March 18, 2010	By:	/s/ Patricia Cooke
PATRICIA COOKE
President, Chief Executive Officer and Director