Form 10-K
period 2010-04-30
Asia Atlantic Resources
filed 2010-07-29
CIK 1411058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended Period Ended April 30, 2010

or

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
Toronto, Ontario Canada M4G 2K2
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (416) 464-7484

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  * Yes ☐   No   ☐

* Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

There was no determinable market value for the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2009 as it is on the “grey market” and is not listed, traded or quoted on any stock exchange, the Over-the-Counter Bulletin Board or the Pink Sheets.  To the knowledge of management there have been no recorded trades in the stock.  The total number of shares of Common Stock issued and outstanding as of July 9, 2010 was 13,100,000.

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

Item 1.   Business.

The Company was organized as a Nevada corporation on January 22, 2007.  We were formed as an exploration stage company to acquire, explore and, if warranted, develop and operate mineral properties.

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

We do not presently have sufficient funds to pay our administrative and operating expenses or to finance any potential business acquisitions.  Accordingly, we are dependent upon our ability to raise funds to be able to continue our existence and finance our efforts to seek a business acquisition.

We presently have no employees other than our President and sole director.  If we are able to complete a business acquisition and enter into an active business, we will have to employ personnel with knowledge of and experience in that industry.  We anticipate that we will use outside independent consultants and advisors to assist us in our acquisition efforts.

Item 1A.   Risk Factors.

Our status as a “shell company” without any active business or revenue producing assets increases the risks involved in an investment in our stock. The risk factors involved in such an investment include, but are not limited to, those set out below

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As set forth in the financial statements and their footnotes, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  Our future is dependent upon our acquisition, development and/or operation of a viable business and the acquisition of sufficient capital to continue our existence and to finance these activities, none of which are assured.

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

THERE IS NO PRESENT MARKET FOR OUR STOCK AND NO ASSURANCE OF ANY FUTURE MARKET WILL DEVELOP.

Our common stock is presently treated as a “grey market stock.”  It is not listed, traded or quoted on any stock exchange, the Over-the-Counter Bulletin Board of the Pink Sheets and there is no market maker for it.  See Item 5. Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities in Part II following.  Thus, there is essentially no existing market for our common stock or any assurance that a future market will develop.  Any investment in our common stock must be considered as illiquid.

WE DO NOT HAVE MANAGEMENT TO OPERATE ANY ACQUIRED BUSINESS

Our President is our sole officer, director and employee.  We do not have management to operate any business acquired by us, nor any arrangements to acquire such personnel.  Accordingly, if we are able to complete a business operation, it future will be dependent upon our ability to develop a management team.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We have no material physical properties or assets.

Item 3.  Legal Proceedings.

We are not involved in material pending legal proceedings as of the date of this Annual Report on Form 10-K.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

              Issuer Purchases of Equity Securities.

Our common stock was previously been quoted on the Over-the-Counter Bulletin Board from February 1, 2008 through April 30, 2009.  However, to our knowledge, there have been no trades of our stock on the OTC Bulletin Board or otherwise.  During the fiscal year ending April 30, 2010, our common stock became a “grey stock.”  There is no market maker for our common stock.  It is not listed, traded or quoted on any stock exchange, the Over-the-Counter Bulletin Board or the Pink Sheets. Trades in grey market stocks are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites so investors can track price and volume. Since grey market securities are not traded or quoted on an exchange or interdealer quotation system, investor's bids and offers are not collected in a central spot so market transparency is diminished and Best Execution of orders, or any execution at all, is difficult.

The following table sets forth the high and low bid of the common stock in the Pink Sheets and the Bulletin Board for the periods indicated. The bid price represents prices between dealers, which do not indicate retail markups, markdown or commissions and the bid prices may not represent actual transactions:

Quarter Period	High	Low

May – June 2008	$0.10	$0.10
August – October 2008	$0.10	$0.10
November 2008 – January 2009	$0.10	$0.10
February 2009 – April 2009	$0.10	$0.10

The number of record holders of our common stock at July 9, 2010 was 42.

The holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available.  We have never had any material earnings and do not presently have any capacity to generate any such earnings.  We have never declared any dividends. We do not anticipate declaring and paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.

Not applicable to a smaller reporting company.

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

We incurred operating expenses in the amount of $103,153 for the fiscal year ended April 30, 2010 as compared to $61,279 for the fiscal year ended April 30, 2009.  Our net loss for the year ended April 30, 2010 was $103,153compared to $61,279 for the year ended April 30, 2009.  These increases in expenses and loss were caused mainly by the payment of $62,250 in officer’s management fees in the year ended April 30, 2010 as compared to $36,750 in 2009 and by an increase in professional fees of $17,240.

At April 30, 2010, our assets consisted of cash in the amount of $515. At April 30, 2010, our liabilities consisted of accounts payable and accrued liabilities of $5,725, amounts due of $6,500 on a convertible note and advances from a related party of $10,882.

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

Item 9A.  Controls and Procedures.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2010. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of April 30, 2010 because the following material weakness in internal control over financial reporting existed as of April 30, 2010.

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

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the sole director and executive officer of the Company.

Name	Age	Position

Patricia Cooke	55	President, Chief Executive Officer and Director

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

The Company has adopted a Code of Business Conduct and Ethics which applies to all directors, officers and employees.  This Code provides, among other things, for written standards designed to deter wrongdoing and to promote:  (i) honest and ethical conduct; (ii) full, complete, timely and understandable disclosure in all reports filed or submitted to the Securities and Exchange Commission and other Company public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the ethics code; and (v) accountability for adherence to the ethics code.  A copy of the Code of Business Conduct and Ethics is filed with our Annual Report on Form 10-K for the fiscal year ended April 30, 2009 as an exhibit.

The Company has also adopted a “Policy Statement for the Protection of Material, Non-Public and Other Confidential Information and Prevention of Insider Trading and Tipping.”  A copy of this Policy Statement is filed with our Annual Report on Form 10-K for the fiscal year ended April 30, 2009 as an exhibit ..

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Patricia Cooke	2009(1)	$-0- (2)	-0-	-0-	-0-	36,750
President and Chief Executive	2010	$-0- (2)	-0-	-0-	-0-	62,250

_________________

(1)  Ms. Cooke has served as President and Chief Executive Officer since October 29, 2008.

(2)  The Company compensates the President through payment of management fees.  As of April 30, 2010, the

       Company owed her a net payment of $10,882 on these fees for the two fiscal years ended April 30, 2010.

We did not pay any compensation to our director for acting as such.  Ms. Cooke is presently serving without compensation due to our lack of funds.  If sufficient funds become available, it is anticipated she will be paid a monthly management fee not to exceed $5,650 per month during the fiscal year ending April 03, 2011.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and

                 Related Stockholder Matters.

The following table sets forth information with respect to the only person known to the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Patricia Cooke 119-600 Eglinton Avenue East, Suite 409 Toronto, Ontario Canada M4G 2K2	2,000,000	15.2%

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

Item 14.  Principal Accounting Fees and Services.

The Board of Directors approved the engagement of K. R, Margetson Ltd., chartered accountant, as our independent accountant to audit our financial statements for the fiscal years ending April 30, 2010, 2009 and 2008 and our interim statements for 2010-2011.

Our Board of Directors has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

Audit Fees

For the fiscal years ended April 30, 2010 and 2009, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $8,361 and $4,657, respectively.

Audit-Related Fees

For the fiscal years ended April 30, 2010 and 2009, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended April 30, 2010 and 2009, there were no fees billed for tax services.

All Other Fees

For the fiscal years ended April 30, 2010 and 2009, there were no fees billed for services other than services described above.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibits
3.1*	Articles of Incorporation

3.2*	Bylaws

5.1*	Legal opinion of Fox Law Offices, PA with consent to use

10.1*	Mineral property purchase agreement dated February 7, 2007

14.1**	Code of Business Conduct and Ethics

14.2**	Policy Statement of Asia Atlantic Resources – Protection of Material, Nonpublic and Other Confidential Information and Prevention of Insider Trading and Tipping

31.1***	Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002*

32.1***	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________________

*

Originally filed as an exhibit to our Registration Statement on Form SB-2, dated December 9, 2007.

**

Filed with our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

***

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ATLANTIC RESOURCES

Date:	July 28, 2010	By:	/s/ Patricia Cooke
Patricia Cooke
President, Chief Executive and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 26, 2010	By:	/s/ Patricia Cooke
Patricia Cooke
President, Chief Executive and Financial Officer and Director

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Asia Atlantic Resources:

We have audited the accompanying balance sheets of Asia Atlantic Resources (An Exploration Stage Company) as of April 30, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2010 and 2009 and for the period from January 22, 2007 (Date of Inception) to April 30, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2010 and 2009 and the results of its operations, and changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 2010 and 2009 and for the period from January 22, 2007 (Date of Inception) to April 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is an exploration stage company and has yet to commence operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to their planned financing and other matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sechelt, Canada
July 23, 2010	Chartered Accountant

PO BOX 45, 5588 INLET AVENUE	TELEPHONE: 604-885-2810 NE: 604-885-2810
SECHELT, BC V0N 3A0	FACSIMILE: 604-885-2834
CANADA	E-MAIL: keith@krmargetson.com

ASIA ATLANTIC RESOURCES.

(An Exploration Stage Company)

BALANCE SHEETS

April 30, 2010 and 2009

	April 30,	April 30,
ASSETS	2010	2009

Current
Cash and cash equivalents	$ 515	764
Advances to a related party – Note 4	-	48,852

Total Assets	$ 515	$ 49,616
LIABILITIES

Current
Accounts payable and accrued liabilities	$ 5,725	$ 55
Convertible note payable – Note 5	6,500	6,500
Due to related party – Note 4	10,882	-

Total Liabilities	23,107	6,555

Going concern – Note 1
STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 6
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares (2009 -11,600,000 common shares)	13,100	11,600
Additional paid in capital	154,400	118,400
Deficit accumulated during the exploration stage	(190,092)	(86,939)

Total Stockholders’ Equity (Deficit)	(22,592)	43,061

Total Liabilities and Stockholders’ Equity (Deficit)	$ 515	$ 49,616

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

For the years ended April 30, 2010 and 2009 and

from the period January 22, 2007 (Date of Inception) to April 30, 2010

			Accumulated for
			from January 22, 2007
	April 30,		(Date of Inception)
	2010	2009	to April 30, 2010
Expenses
Geological, mineral and prospect costs	$ -	$ -	$ 8,000
General and administrative	67,706	43,072	113,340
Incorporation costs	-	-	441
Professional fees	35,447	18,207	68,425

Operating loss for the period	(103,153)	(61,279)	(190,206)

Interest revenue	-	-	114

Net Loss for the Period	$ (103,153)	$ (61,279)	$ (190,092)

Basic and fully diluted net loss per common share	$ (0.01)	$ (0.00)

Weighted average common shares outstanding	12,105,479	9,517,808

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

For the years ended April 30, 2010 and 2009, and

 from the period January 22, 2007 (Date of Inception) to April 30, 2010

			From January 22, 2007
	April 30,		(Date of Inception)
	2010	2009	To April 30, 2010

Operating Activities
Net loss for the period	$ (103,153)	$ (61,279)	$ (190,092)
Cash provided by (used in) changes
in operating assets and liabilities
Note receivable from related party	-	9,532	-
Accounts payable and accrued liabilities	5,670	5,058	5,725

Net cash provided by (used in) Operating Activities	(97,483)	(56,805)	(184,367)

Financing Activities
Related party advances	59,734	(48,852)	10,882
Convertible note payable	-	6,500	6,500
Common stock issued for cash	37,500	100,000	167,500

Net cash provided by (used in) Financing Activities	97,234	57,648	184,882

Increase in cash and cash equivalents during the period	(249)	843	515

Cash and cash equivalents, beginning of the period	764	(79)	-

Cash and cash equivalents, end of the period	$ 515	$ 764	$ 515

Supplemented disclosure of cash flow Information:
Cash paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the period from January 22, 2007 (Date of Inception) to April 30, 2010

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$ -	$ -	$ -	$ -	$ -
Shares issued for cash at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss for the period	-	-	-	-	(13,588)	(13,588
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss for the period	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received		-	-	25,000	-	25,000
Shares issued from subscriptions	1,000,000	1,000	24,000	(25,000)	-	-
Shares issued for cash of $0.025	500,000	500	12,000	-		12,500
Net loss for the period	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	$ 13,100	$ 154,400	-	(190,092)	(22,592)

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES

        (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

Note 1 -

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $190,092 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 2 -

Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Development Stage Company

The Company is a development stage company as defined in the Financial Accounting Standards Board (“SASB”) Accounting Standards Codification (“ASC”) Topic 205-915, “Development Stage Entities.”

ASIA ATLANTIC RESOURCES

        (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

Note 2 -

Summary of Significant Accounting Policies - continued

The Company is still in the developmental stage, devoting substantially all of its present efforts to establish its business and its planned principal operations have not commenced, as only one subsidiary has started to realize some revenues but has not achieved full operations.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Fair Value Measurements

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures,” for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  This accounting standard established a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value.  The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.  The Company has adopted FASB ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value.  The Company has not elected the fair value option for any eligible financial instruments.

Financial Instruments

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities, due to/from related parties and convertible note payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Revenue Recognition

The Company recognizes revenue when a contract is in place, minerals are delivered to the purchaser and collectability is reasonably assured.

ASIA ATLANTIC RESOURCES

        (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

Note 2 -

Summary of Significant Accounting Policies - continued

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

Basic and Diluted Net Income (Loss) Per Share

he Company computes net loss per share in accordance with FASB ASC Topic 260, "Earnings Per Share".  This topic requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at April 30, 2010 and 2009, the Company did not have any cash equivalents.

ASIA ATLANTIC RESOURCES

        (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

Note 2 -

Summary of Significant Accounting Policies - continued

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at April 30, 2010, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at April 30, 2010 and 2009, all cash and equivalents represented cash in US dollars at Canadian financial institutions.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Derivative Instruments

The Company accounts for derivative instruments according to FASB ASC topic 815.  These standard establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

Derivative Instruments - continued

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

During the year ended April 30, 2009, the Company issued a convertible debt note, which the Company accounts for under FASB ASC topic 815 as an embedded derivative.  Under this standard, the Company has determined that its conversion right provision is not clearly and closely related to the characteristics of the note.  Accordingly, this conversion feature qualifies to be accounted for separately from the

ASIA ATLANTIC RESOURCES

        (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

Note 2 -

Summary of Significant Accounting Policies – continued

debt instrument.  As the conversion is at the discretion of the holder and may only be converted into equity, the conversion feature is recognized as equity and valued at its fair value at inception.

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

The Company follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Recent Accounting Pronouncements

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early

ASIA ATLANTIC RESOURCES

        (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

Note 2 -

Summary of Significant Accounting Policies – continued

adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).

Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

Note 3 -

Mineral Property

On February 9, 2007, the Company purchased a mineral claim in the Province of British Columbia for $8,000.  The claim expired on September 17, 2008.

Note 4 -

Related party transactions

The Company advances funds to the Company’s director.  There are no repayment terms or interest attached to the advances.  As at year end, $5,068 is owing to the Company.

During the year ended April 30, 2010, the Company expensed $62,250 for management fees for the Director ($36,750 in 2009).  As of year end, $15,750 remains owing.

ASIA ATLANTIC RESOURCES

        (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

Note 4 -

Related party transactions - continued

These transactions resulted in a net due to the Company’s director as at April 30, 2010 of $10,882 ($48,852 due from the director in 2009.)

Note 5 -

Convertible Note

On August 19, 2008, the Company received financing of $6,500 in exchange for a note payable that is non-interest bearing and due on demand. Each $0.005 of the principal outstanding of the note may be converted into one common stock of the Company at the discretion of the note holder.  Should the conversion feature be exercised, the Company would be required to issue 1,300,000 shares in exchange for the note.

The Company accounts for this financial instrument in accordance with FASB ASC Topic 815, ``Derivatives and Hedging,`` Subtopic 40, “Contracts in Entity`s Own Equity” at its inception the conversion feature was recorded separately from the debt instrument and using level 1 inputs the fair value was calculated as $nil.

Note 6 -

Capital Stock

On February 12, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

On November 6, 2008, the Company issued 4,000,000 commons shares for $100,000 in cash.

On October 13, 2009, the Company received share subscriptions for 500,000 common shares for $12,500 in cash.

On October 22, 2009, the Company received share subscriptions for 500,000 common shares for $12,500 in cash.

On December 29, 2009, the Company issued 1,000,000 common shares in fulfillment of the subscriptions.

On December 29, 2009, the Company issued 500,000 common shares for $12,500 in cash.

There are no shares subject to options, warrants or other agreements as at April 30, 2010.

ASIA ATLANTIC RESOURCES

        (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2010

Note 7 -

Income Taxes

Potential benefits of income tax losses have not been recognized in these financial statements  because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

			Cumulative from
			Inception on
	April 30	April 30	January 22, 2007
	2010	2009	to April 30, 2010

Net income (loss) for the period	$ (103,153)	$ (61,279)	$ (190,092)
Statutory and effective tax rates	32.6%	33.3%	32.6%

Income tax expense (recovery at the Effective rate	$ (33,628)	$ (20,424)	$ (61,970)
Effect of permanent differences	-	-	36
Effect of temporary differences	(7)	(7)	85
Effect of change in tax rate	606	-	-
Tax losses carryforward deferred	33,029	20,431	61,849
Corporate income tax expense (recovery) recognized in the accounts	$ -	$ -	$ -

The Company has accumulated net operating losses totaling approximately $190,000 for income tax purposes which expire starting in 2027.  The components of the net deferred tax asset at April 30, 2010 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2010	2009

Net loss for the period	$ 189,722	$ 86,549

Statutory and effective tax rate	32.6%	33.3%

Deferred tax asset	$ 61,849	$ 28,821
Valuation allowance	(61,849)	(28,821)

Net deferred tax asset	$ -	$ -

The increase in the valuation allowance during the year ended April 30, 2010 was $33,029.