Form 10-Q
period 2010-07-31
Asia Atlantic Resources
filed 2010-09-13
CIK 1411058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of September 7, 2010 was 13,100,000.

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES.

(An Exploration Stage Company)

BALANCE SHEETS

July 31, 2010 and April 30, 2010

(Unaudited)

	July 31,	April 30,
ASSETS	2010	2010

Current
Cash and cash equivalents	$ 525	$ 515

Total Assets	$ 525	$ 515

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 4,555	$ 5,725
Convertible note payable – Note 6	6,500	6,500
Due to related party – Note 5	34,132	10,882

Total Liabilities	45,187	23,107

Going concern – Note 2
STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 7
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(212,162)	(190,092)

Total Stockholders’ Equity (Deficit)	(44,662)	(22,592)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 525	$ 515

See Accompanying Notes

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended July 31, 2010 and 2009 and

from the period January 22, 2007 (Date of Inception) to July 31, 2010

			Accumulated for
			from January 22, 2007
	July31,		(Date of Inception)
	2010	2009	to July 31, 2010
Expenses
Geological, mineral and prospect costs	$ -	$ -	$ 8,000
General and administrative	16,525	16,283	129,865
Incorporation costs	-	-	441
Professional fees	5,545	13,411	73,970

Operating loss for the period	(22,070)	(29,694)	(212,276)

Interest revenue	-	-	114

Net Loss for the Period	$ (22,070)	$ (29,694)	$ (212,162)

Basic and fully diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	13,100,000	11,600,000

See Accompanying Notes

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended July 31, 2010 and 2009, and

 from the period January 22, 2007 (Date of Inception) to July 31, 2010

			From January 22, 2007
	July 31,		(Date of Inception)
	2010	2009	To July 31, 2010
Operating Activities
Net loss for the period	$ (22,070)	$ (29,694)	$ (212,162)
Cash provided by (used in) changes
in operating assets and liabilities
Accounts payable and accrued liabilities	(1,170)	20,500	4,555

Net cash provided by (used in) Operating Activities	(23,240)	(9,194)	(207,607)

Financing Activities
Related party advances	23,250	10,000	34,132
Convertible note payable	-	-	6,500
Common stock issued for cash	-	-	167,500

Net cash provided by (used in) Financing Activities	23,250	10,000	208,132

Increase in cash and cash equivalents during the period	10	806	525

Cash and cash equivalents, beginning of the period	515	764	-

Cash and cash equivalents, end of the period	$ 525	$ 1,570	$ 525

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

See Accompanying Notes

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

July 31, 2010

Note 1

Interim Reporting

While the information presented in the accompanying three month interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2010 annual financial statements.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2010 annual financial statements

Operating results for the three months ended July 31, 2010 are not necessarily indicative of the results to be expected for the year ended April 30, 2011.

Note 2 -

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company is a development stage company as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, Development Stage Enterprises.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $212,162 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

July 31, 2010

Note 3 -

Significant Accounting Policies

There have been no changes in accounting policies from those disclosed in the notes to the audited financial statements as of April 30, 2010.

Note 4 -

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC, did not, or are not believed by management to, have a material impact on our present or future financial statements

Note 5 -

Related party transactions

During the three months ended July, 31, 2010, the Company expensed $15,750 for management fees to the Director ($15,750 in the three months ending July 31, 2009).

During the three months ended July 31, 2010, the Company’s director advanced funds to the company in the amount of $7,500.

These transactions resulted in a net due to the Company’s Director as at July 31, 2010 of $34,132 ($38,852 - due from the Director in 2009.)  The advances are due on demand but without interest.

Note 6 -

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

The Company accounts for this financial instrument in accordance with FASB ASC Topic 815, Derivatives and Hedging, Subtopic 40, Contracts in Entity`s Own Equity.  At its inception the conversion feature was recorded separately from the debt instrument and using level 1 inputs the fair value was calculated as $nil.

Note 7 -

Capital Stock

On February 12, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

July 31, 2010

Note 7 -

Capital Stock – continued

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

There are no shares subject to options, warrants or other agreements as at July 31, 2010.

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

We do not presently have sufficient funds to pay our administrative and operating expenses or to finance any potential business acquisitions.  Accordingly, we are dependent upon our ability to raise funds to be able to continue our existence and finance our efforts to seek a business acquisition.  We do not presently have any arrangements under which we are assured that the necessary funds will be available

We presently have no employees other than our President and sole director.  If we are able to complete a business acquisition and enter into an active business, we will have to employ personnel with knowledge of and experience in that industry.  We anticipate that we will use outside independent consultants and advisors to assist us in our acquisition efforts.

Results of Operations for the Three-Month Period Ended July 31, 2010

We had no revenues for the three-month periods ended July 31, 2010 or 2009.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $22,070 for the three-month period ended July 31, 2010 as compared with $29,694 for the three-month period ended July 31, 2009.  The decrease is to a decline in professional fees of $7,866 for the period in 2010 as compared to 2009.  All these expenses were for administrative costs and professional fees.

At July 31, 2010, we had total assets of $525, consisting solely of cash. There were total liabilities of $45,187, consisting of accounts payable and accrued liabilities of $4,555, a note payable of $6,500 and advances from a related party of $34,132.

We have not attained any source of revenue or profitable operations.  We are dependent upon obtaining capital financing to pay our administrative costs and pursue any business activities.  For these reasons, our auditors believe that there is substantial doubt we will be able to continue as a going concern.

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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2010. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of July 31, 2010 because the following material weakness in internal control over financial reporting existed as of July 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ASIA ATLANTIC RESOURCES

Date:	September 9, 2010	By:	/s/ Patricia Cooke
PATRICIA COOKE
President, Chief Executive Officer and Director