Form 10-Q
period 2010-10-31
Asia Atlantic Resources
filed 2010-12-14
CIK 1411058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of December 3, 2010 was 13,100,000.

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES.

(An Exploration Stage Company)

BALANCE SHEETS

October 31, 2010 and April 30, 2010

(Unaudited)

	October 31,	April 30,
	2010	2010
ASSETS
Current
Cash and cash equivalents	$ 305	$ 515

Total Assets	$ 305	$ 515

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 5,991	$ 5,725
Convertible note payable – Note 6	6,500	6,500
Due to related party – Note 5	57,145	10,882

Total Liabilities	69,636	23,107

Going concern – Note 2
STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock- Note 7
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(236,831)	(190,092)

Total Stockholders’ Equity (Deficit)	(69,331)	(22,592)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 305	$ 515

See Accompanying Notes

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

For the three and six month periods ended October 31, 1010 and 2009 and for the period January 22, 2007 (Date of Inception) to October 31, 2010

					Accumulated
					from January 22, 2007
	For the three months ended		For the six months ended		Date of Inception
	October 31,		October 31,		to October 31,
	2010	2009	2010	2009	2010
Expenses
Geological, mineral and prospect costs	$ -	$ -	$ -	$ -	$ 8,000
General and administrative	18,438	19,662	34,963	35,945	148,303
Incorporation costs	-	-	-	-	441
Professional fees	6,231	12,954	11,776	26,365	80,201
Operating loss for the period	(24,669)	(32,616)	(46,739)	(62,310)	(236,945)

Interest revenue	-	-	-	-	114
Net loss and comprehensive
loss for the period	$ (24,669)	$ (32,616)	$ (46,739)	$ (62,310)	$ (236,831)

Basic and fully diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding	13,100,000	11,600,000	13,100,000	11,600,000

See Accompanying Notes

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended October 31, 2010 and 2009, and

 for the period January 22, 2007 (Date of Inception) to October 31, 2010

			From January 22, 2007
	October 31,		(Date of Inception)
	2010	2009	To October 31, 2010
Operating Activities
Net loss for the period	$ (46,739)	$ (62,310)	$ (236,831)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	266	2,000	5,991
Net cash provided by (used in) Operating Activities	(46,473)	(60,310)	(230,840)

Financing Activities
Related party advances	46,263	45,535	57,145
Convertible note payable	-	-	6,500
Share subscriptions received	-	25,000	-
Common stock issued for cash	-	-	167,500
Net cash provided by (used in) Financing Activities	46,263	70,535	231,145

Increase in cash and cash equivalents during the period	(210)	10,225	305

Cash and cash equivalents, beginning of the period	515	764	-

Cash and cash equivalents, end of the period	$ 305	$ 10,989	$ 305

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

See Accompanying Notes

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

October 31, 2010

Note 1 -      Interim Reporting

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

These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2010 annual financial statements.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2010 annual financial statements

Operating results for the six months ended October 31, 2010 are not necessarily indicative of the results to be expected for the year ended April 30, 2011.

Note 2 -

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company is a development stage company as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 915, Development Stage Enterprises.  The Company acquired a mineral property claim located in the Province of British Columbia, Canada, but that claim expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $236,831 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the director of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Note 5 -

Related party transactions

During the six months ended October, 31, 2010, the Company expensed $32,700 for management fees to the Director.  ($31,500 was expensed in the six months ending October 31, 2009).

During the six months ended October 31, 2010, the Company’s director advanced funds to the company in the amount of $13,563. ($12,035 was advanced in the six months ended October 31, 2009.)

These transactions resulted in a net due to the Company’s Director as at October 31, 2010 of $57,145.  ($3,317 - due from the Director at October 31, 2009.)  The advances are due on demand but without interest.

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

On December 29, 2009, the Company issued 1,000,000 common shares in fulfilment of the subscriptions.

On December 29, 2009, the Company issued 500,000 common shares for $12,500 in cash.

There are no shares subject to options, warrants or other agreements as at October 31, 2010.

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

Results of Operations for the Three-Month Period Ended October 31, 2010

We had no revenues for the three-month periods ended September 30, 2010 or 2009.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $24,669 for the three-month period ended October 31, 2010 as compared with $32,616 for the three-month period ended October 31, 2009.  For the six month period ended October 31, 2010, we incurred expenses of $46,739 as compared with $62,310 for the six month period ended October 31, 2009.  The decrease is due mainly to a decline in professional fees of $6,723 and $14,589 for the three six month for periods in 2010 as compared to the same periods in 2009.

At October 31, 2010, we had total assets of $305 consisting solely of cash. There were total liabilities of $69,636 consisting of accounts payable and accrued liabilities of $5,991, a note payable of $6,500 and advances from a related party of $57,145.

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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2010. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of October 31, 2010 because the following material weakness in internal control over financial reporting existed as of October 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ASIA ATLANTIC RESOURCES

Date:	December 13, 2010	By:	/s/ Patricia Cooke
PATRICIA COOKE
President, Chief Executive Officer and Director