Form 10-Q
period 2011-01-31
Asia Atlantic Resources
filed 2011-03-15
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_________________

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 333-146572

ASIA ATLANTIC RESOURCES

(Exact name of registrant as specified in its charter)

Nevada	27-4984032
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2101 Vista Pkwy. – Suite 292
West Palm Beach, FL 33411
(Address of principal executive offices and zip code)

119-600 Eglinton Avenue East, Suite 409
Toronto, Ontario, Canada M4G 2K2

(Former name, former address and former fiscal year, if changed since last report

Registrant’s telephone number, including area code: (561) 228-6148

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

The number of shares of the registrant’s common stock outstanding as of March 10, 2011 was 13,100,000.

PART I

Item 1.  Financial Statements.
ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS
January 31, 2011 and April 30, 2010
(Unaudited)

	January 31,	April 30,
	2010	2010
ASSETS

Current
Cash and cash equivalents	$305	$515
Total Assets	$305	$515

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,469	$5,725
Convertible note payable – Note 6	6,500	6,500
Due to related party – Note 5	63,136	10,882
Total Liabilities	71,105	23,107

Going concern – Note 2
STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 7
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(238,300)	(190,092)
Total Stockholders’ Equity (Deficit)	(70,800)	(22,592)
Total Liabilities and Stockholders’ Equity (Deficit)	$305	$515

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)
For the three and nine month periods ended January 31, 1011 and 2010 and for the period January 22, 2007 (Date of Inception) to January 31, 2011

	For the three months ended January 31,		For the nine months ended January 31,			Accumulated from January 22, 2007 Date of Inception to January, 31
	2011	2010	2011	2010		2011
Expenses
Geological, mineral and prospect costs	$-	$-	$-		$-	$8,000
General and administrative	-	19,662	34,963		35,945	148,303
Incorporation costs	-	-	-		-	441
Professional fees	1,469	12,954	13,245		26,365	81,670
Operating loss for the period	(1,469)	(32,616)	(48,208)		(62,310)	(238,414)
Interest revenue	-	-	-		-	114
Net loss and comprehensive
loss for the period	$(1,469)	$(32,616)	$48,208)	$	(2,310)	$(238,300)

Basic and fully diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)		$0.00)

Weighted average common shares outstanding	13,100,000	11,600,000	13,100,000		11,600,000

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)
For the nine months ended January 31, 2011 and 2010, and
 for the period January 22, 2007 (Date of Inception) to January 31, 2011

	January 31,		From January 22, 2007 (Date of Inception) To January 31,
	2011	2010	2011

Operating Activities
Net loss for the period	$(48,208)	$(83,398)	$(238,300)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(4,256)	2,000	1,469
Net cash provided by (used in) Operating Activities	(52,464)	(81,398)	(236,831)

Financing Activities
Related party advances	52,254	43,785	63,136
Convertible note payable	-	-	6,500
Common stock issued for cash	-	37,500	167,500
Net cash provided by (used in) Financing Activities	52,254	81,285	237,136

Increase in cash and cash equivalents during the period	(210)	(113)	305

Cash and cash equivalents, beginning of the period	515	764	-

Cash and cash equivalents, end of the period	$305	$651	$305

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

These interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2010 annual financial statements.  However, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2010 annual financial statements

Operating results for the nine months ended January 31, 2011 are not necessarily indicative of the results to be expected for the year ended April 30, 2011.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $238,300 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the director of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

During the nine months ended January 31, 2011 the Company expensed $32,700 for management fees to the Director.  ($46,500 was expensed in the nine months ending January 31, 2010).

During the nine months ended January 31, 2011, the Company’s director advanced funds to the company in the amount of $19,554. ($2,352 was advanced in the nine months ended January 31, 2010.)

These transactions resulted in a net due to the Company’s Director as at January 31, 2011 of $63,136.  ($5,067 - due from the Director at January 31, 2010.)  The advances are due on demand but without interest.

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

   There are no shares subject to options, warrants or other agreements as at January 31, 2011.

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

Results of Operations for the Three-Month Period Ended January 31, 2011

We had no revenues for the three-month periods ended January 31, 2011 or 2010.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $1,469 for the three-month period ended January 31, 2011 as compared with $48,208 for the three-month period ended January 31, 2010.  The decrease is to a decline in professional fees of $11,776 and a $34,963 decline in general and administrative fees for the period in 2011 as compared to 2010.  All these expenses were for administrative costs and professional fees.

At January 31, 2011, we had total assets of $305, consisting solely of cash. There were total liabilities of $71,105, consisting of accounts payable and accrued liabilities of $1,469, a note payable of $6,500 and advances from a related party of $63,136.

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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2011. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of January 31, 2011 because the following material weakness in internal control over financial reporting existed as of January 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year end April 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.  Exhibits.

(a)  The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibits
31.1	* Officers Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	* Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
____________________
*   Filed herewith.

(b)  The following sets forth the Company’s reports on Form 8-K that have been filed during the quarter for which this report is filed:

2/8/11 – Resignation of an officer
2/8/11 – Addition of an officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ATLANTIC RESOURCES

Date:	March 15, 2011	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
Chief Executive Officer, President and Chairman of the Board