Form 10-K/A
period 2010-04-30
Asia Atlantic Resources
filed 2011-05-17
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1
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

2101 Vista Pkwy. – Ste. 292
West Palm Beach, FL 33411
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (561) 228-6148

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

Item 9A.Controls and Procedures.

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

The Company has also adopted a “Policy Statement for the Protection of Material, Non-Public and Other Confidential Information and Prevention of Insider Trading and Tipping.”  A copy of this Policy Statement is filed with our Annual Report on Form 10-K for the fiscal year ended April 30, 2009 as an exhibit .

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
______________
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
_____________________
*Originally filed as an exhibit to our Registration Statement on Form SB-2, dated December 9, 2007.
**Filed with our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.
***Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ATLANTIC RESOURCES

Date:	May 17, 2011	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
President, Chief Executive and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 17, 2011	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
President, Chief Executive and Financial Officer and Director

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANT

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

/s/ Keith Margetson, CA, CPA (Illinois)
K.R. Martgetson, Ltd.
Sechelt, Canada
July 23, 2010

PO BOX 45, 5588 INLET AVENUE  TELEPHONE: 604-885-2810   NE:  604-885-2810
SECHELT, BC V0N 3A0         FACSIMILE:  604-885-2834
CANADA          E-MAIL:  keith@krmargetson.com

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS
April 30, 2010 and 2009

	April 30,	April 30,
ASSETS	2010	2009

Current
Cash and cash equivalents	$515	764
Advances to a related party – Note 4	-	48,852

Total Assets	$515	$49,616
LIABILITIES

Current
Accounts payable and accrued liabilities	$5,725	$55
Convertible note payable – Note 5	6,500	6,500
Due to related party – Note 4	10,882	-

Total Liabilities	23,107	6,555

Going concern – Note 1
STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 6
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares (2009 -11,600,000 common shares)	13,100	11,600
Additional paid in capital	154,400	118,400
Deficit accumulated during the exploration stage	(190,092)	(86,939)

Total Stockholders’ Equity (Deficit)	(22,592)	43,061

Total Liabilities and Stockholders’ Equity (Deficit)	$515	$49,616

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the years ended April 30, 2010 and 2009 and
from the period January 22, 2007 (Date of Inception) to April 30, 2010

			Accumulated for from
			January 22, 2007
	April 30,		(Date of Inception) to
	2010	2009	April 30, 2010
Expenses
Geological, mineral and prospect costs	$-	$-	$8,000
General and administrative	67,706	43,072	113,340
Incorporation costs	-	-	441
Professional fees	35,447	18,207	68,425

Operating loss for the period	(103,153)	(61,279)	(190,206)

Interest revenue	-	-	114

Net Loss for the Period	$(103,153)	$(61,279)	$(190,092)

Basic and fully diluted net loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding	12,105,479	9,517,808

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the years ended April 30, 2010 and 2009, and
 from the period January 22, 2007 (Date of Inception) to April 30, 2010

			From January 22, 2007
	April 30,		(Date of Inception)
	2010	2009	To April 30, 2010

Operating Activities
Net loss for the period	$(103,153)	$(61,279)	$(190,092)
Cash provided by (used in) changes
in operating assets and liabilities
Note receivable from related party	-	9,532	-
Accounts payable and accrued liabilities	5,670	5,058	5,725

Net cash provided by (used in) Operating Activities	(97,483)	(56,805)	(184,367)

Financing Activities
Related party advances	59,734	(48,852)	10,882
Convertible note payable	-	6,500	6,500
Common stock issued for cash	37,500	100,000	167,500

Net cash provided by (used in) Financing Activities	97,234	57,648	184,882

Increase in cash and cash equivalents during the period	(249)	843	515

Cash and cash equivalents, beginning of the period	764	(79)	-

Cash and cash equivalents, end of the period	$515	$764	$515

Supplemented disclosure of cash flow Information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to April 30, 2010

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-	$-
Shares issued for cash at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss for the period	-	-	-	-	(13,588)	(13,588
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss for the period	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received		-	-	25,000	-	25,000
Shares issued from subscriptions	1,000,000	1,000	24,000	(25,000)	-	-
Shares issued for cash of $0.025	500,000	500	12,000	-		12,500
Net loss for the period	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	$13,100	$154,400	-	(190,092)	(22,592)

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

Note 2 - Summary of Significant Accounting Policies – continued

Derivative Instruments - continued

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

Recent Accounting Pronouncements

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 2 - Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements – continued

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

These transactions resulted in a net due to the Company’s director as at April 30, 2010 of $10,882 ($48,852 due from the director in 2009.

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

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

			Cumulative from
			Inception on
	April 30	April 30	January 22, 2007
	2010	2009	to April 30, 2010

Net income (loss) for the period	$(103,153)	$(61,279)	$(190,092)
Statutory and effective tax rates	32.6%	33.3%	32.6%

Income tax expense (recovery at the Effective rate	$(33,628)	$(20,424)	$(61,970)
Effect of permanent differences	-	-	36
Effect of temporary differences	(7)	(7)	85
Effect of change in tax rate	606	-	-
Tax losses carryforward deferred	33,029	20,431	61,849
Corporate income tax expense (recovery) recognized in the accounts	$-	$-	$-

The Company has accumulated net operating losses totaling approximately $190,000 for income tax purposes which expire starting in 2027.  The components of the net deferred tax asset at April 30, 2010 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2010	2009

Net loss for the period	$189,722	$86,549

Statutory and effective tax rate	32.6%	33.3%

Deferred tax asset	$61,849	$28,821

Valuation allowance	(61,849)	(28,821)

Net deferred tax asset	$-	$-

The increase in the valuation allowance during the year ended April 30, 2010 was $33,029.