Form 10-K
period 2011-04-30
Asia Atlantic Resources
filed 2011-09-16
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended Period Ended April 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

There was no determinable market value for the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2009 as it is on the “grey market” and is not listed, traded or quoted on any stock exchange, the Over-the-Counter Bulletin Board or the Pink Sheets. To the knowledge of management there have been no recorded trades in the stock. The total number of shares of Common Stock issued and outstanding as of September 16, 2011 was 13,100,000.

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

The number of record holders of our common stock at September 16, 2011 was 42.

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

We incurred operating expenses in the amount of $61,452 for the fiscal year ended April 30, 2011 as compared to $103,153 for the fiscal year ended April 30, 2010.  Our net loss for the year ended April 30, 2011 was $61,452 compared to $103,153 for the year ended April 30, 2010.  These decreases in expenses and loss were caused mainly by a decrease in management fees and professional fees.

At April 30, 2011 our assets consisted of cash in the amount of $2,186. At April 30, 2011, our liabilities consisted of amounts due of $16,500 on convertible notes and advances from a related party of $63,136.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2011. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of April 30, 2011 because the following material weakness in internal control over financial reporting existed as of April 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the sole director and executive officer of the Company.

Name	Age	Position

J. Francisco Terreforte	40	President, Chief Executive Officer and Director

J. Francisco Terreforte has served as President, Chief Executive Officer and the sole director of the Company since February 8, 2011.    Mr. Terreforte, age 40, Sole Officer and Director, is currently an independent Consultant to several companies, specifically in the mortgage and realty investment sector.  Prior to becoming an independent Consultant, Mr. Terreforte oversaw the Mortgage Administration Division of Central Florida Investments, Inc.  Mr. Terreforte was with Central Florida Investments for eight (8) years.  Mr. Terreforte holds a Bachelor's Degree in Business Administration from the A.G.M - University of Puerto Rico and is fluent in Spanish.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the compensation of the names executive officers of the Company for each of the two fiscal years ended April 30, 2010 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Patricia Cooke	2009(1)	$-0-	(2)	-0-	-0-	-0-	36,750
President and Chief Executive	2010	$-0-	(2)	-0-	-0-	-0-	62,250
J. Francisco Terreforte	2011	$-0-		-0-	-0-	-0-	-0-
_________________
(1)	Ms. Cooke has served as President and Chief Executive Officer since October 29, 2008.
(2)
The Company compensates the President through payment of management fees.  As of April 30, 2010, the Company owed her a net payment of $10,882 on these fees for the two fiscal years ended April 30, 2010.

(3)	Mr. Terreforte has served as President and Chief Executive Officer since February 8, 2011.

We did not pay any compensation to our director for acting as such.  Mr. Terreforte is presently serving without compensation due to our lack of funds.  If sufficient funds become available, it is anticipated she will be paid a monthly management fee not to exceed $5,650 per month during the fiscal year ending April 30, 2012.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Ms. Cooke, our former sole officer and director, may be deemed to be a “parent” of the Company as such is defined under the Securities Exchange Act of 1934, as amended, by virtue of her position since she had the duty under Delaware corporate law to control and direct the actions of the Company and since she is the only shareholder owning 5% or more of our outstanding stock.

Since May 1, 2007, there has been no transaction to which the Company was a party and in which any officer, director of the Company or any holder of more than 5% of any class of its stock had or is to have a material interest.

Item 14.  Principal Accounting Fees and Services.

The Board of Directors approved the engagement of K. R, Margetson Ltd., chartered accountant, as our independent accountant to audit our financial statements for the fiscal years ending April 30, 2011, 2010, 2009 and 2008 and our interim statements for 2010-2011.

Our Board of Directors has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

Audit Fees

For the fiscal years ended April 30, 2011 and 2010, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $6,450 and $8,361, respectively.

Audit-Related Fees

For the fiscal years ended April 30, 2011 and 2010, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended April 30, 2011 and 2010, there were no fees billed for tax services.

All Other Fees

For the fiscal years ended April 30, 2011 and 2010, there were no fees billed for services other than services described above.

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

ASIA ATLANTIC RESOURCES

Date: September 16, 2011	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
President, Chief Executive and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 16, 2011	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
President, Chief Executive and Financial Officer and Director

K. R. MARGETSON LTD.	CHARTERED ACCOUNTANT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Asia Atlantic Resources:

We have audited the accompanying balance sheets of Asia Atlantic Resources (An Exploration Stage Company) as of April 30, 2011 and 2010 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 2011 and 2010 and for the period from January 22, 2007 (Date of Inception) to April 30, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2011 and 2010 and the results of its operations, and changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 2011 and 2010 and for the period from January 22, 2007 (Date of Inception) to April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ K. R. Margetson Ltd.

Chartered Accountant
September 15, 2011

331 EAST 5TH STREET	TELEPHONE: 604-929-0891 NE: 604-885-2810
NORTH VANCOUVER BC V7L 1M1	FACSIMILE: 887-874-9583
CANADA	E-MAIL: keith@krmargetson.com

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS
April 30, 2011 and 2010

	April 30,	April 30,
ASSETS	2011	2010

Current
Cash and cash equivalents	$2,186	515

Total Assets	$2,186	$515
LIABILITIES

Current
Accounts payable and accrued liabilities	$6,594	$5,725
Convertible note payable – Note 5	6,500	6,500
Due to related party – Note 4	63,136	10,882
	76,230	23,107

Convertible note payable – Note 5	10,000	-

Total Liabilities	86,230	23,107

Going concern – Note 1
STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 6
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares (2009 -11,600,000 common shares)	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(251,544)	(190,092)

Total Stockholders’ Equity (Deficit)	(84,044)	(22,592)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,186	$515

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the years ended April 30, 2011 and 2010 and
from the period January 22, 2007 (Date of Inception) to April 30, 2010

			Accumulated for
			from January 22, 2007
	April 30,		(Date of Inception)
	2011	2010	to April 30, 2011
Expenses
Geological, mineral and prospect costs	$-	$-	$8,000
General and administrative	39,803	67,706	153,343
Incorporation costs	-	-	441
Professional fees	21,649	35,447	90,074

Operating loss for the period	(61,452)	(103,153)	(251,658)

Interest revenue	-	-	114

Net Loss for the Period	$(61,452)	$(103,153)	$(251,544)

Basic and fully diluted net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	13,100,000	12,105,479

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the years ended April 30, 2011 and 2010, and
 from the period January 22, 2007 (Date of Inception) to April 30, 2011

			From January 22, 2007
	April 30,		(Date of Inception)
	2011	2010	To April 30, 2011

Operating Activities
Net loss for the period	$(61,452)	$(103,153)	$(251,544)
Cash provided by (used in) changes
in operating assets and liabilities
Note receivable from related party	-	-	-
Accounts payable and accrued liabilities	869	5,670	6,594

Net cash provided by (used in) Operating Activities	(60,583)	(97,483)	(244,950)

Financing Activities
Related party advances	52,254	59,734	63,136
Convertible note payable	10,000	-	16,500
Common stock issued for cash	-	37,500	167,500

Net cash provided by (used in) Financing Activities	62,254	97,234	247,136

Increase in cash and cash equivalents during the period	1,671	(249)	2,186

Cash and cash equivalents, beginning of the period	515	764	-

Cash and cash equivalents, end of the period	$2,186	$515	$2,186

Supplemented disclosure of cash flow Information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to April 30, 2011

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-	$-
Shares issued for cash at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss for the period	-	-	-	-	(13,588)	(13,588
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss for the period	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received		-	-	25,000	-	25,000
Shares issued from subscriptions	1,000,000	1,000	24,000	(25,000)	-	-
Shares issued for cash of $0.025	500,000	500	12,000	-		12,500
Net loss for the period	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	13,100	154,400	-	(190,092)	(22,592)
Net loss for the period	-	-	-	-	(61,452)	(61,452)
Balance, April 30, 2011	13,100,000	$13,100	$154,400		$(251,544)	$(84,044)

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

Note 1 - Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $251,544 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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
April 30, 2011

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
April 30, 2011

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

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

Note 2 - Summary of Significant Accounting Policies - continued

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at April 30, 2011 and 2010, the Company did not have any cash equivalents.

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at April 30, 2011, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at April 30, 2011, all cash and equivalents represented cash in US dollars at American financial institutions.

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
April 30, 2011

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
April 30, 2011

Note 2 - Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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
April 30, 2011

Note 2 - Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements - continued

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective beginning May 1, 2012 and will have presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, the Company does not anticipate material impacts on its financial

Note 3 - Mineral Property

On February 9, 2007, the Company purchased a mineral claim in the Province of British Columbia for $8,000.  The claim expired on September 17, 2008.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

Note 4 - Related party transactions

The Company’s former director advanced funds to the Company.  There are no repayment terms or interest attached to the advances.  As at year end, $14,486 is owing by the Company.

During the year ended April 30, 2011, the Company expensed $32,700 for management fees to its former Director ($62,250 in 2010).  As of yearend, $48,650 remains owing.

These transactions resulted in an amount due to the Company’s former director as at April 30, 2011 of $63,136 ($10,882 in 2010.)

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

On February 15, 2011, the Company entered into a convertible line of credit note, which bears no interest, has a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $10,000.  At August 30, 2011, the Company has $90,000 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

The Company accounts for this financial instrument in accordance with FASB ASC Topic 815, ``Derivatives and Hedging,`` Subtopic 40, “Contracts in Entity`s Own Equity.”  At its inception the conversion feature was recorded separately from the debt instrument and using level 1 inputs the fair value was calculated as $nil.

Note 6 - Capital Stock

On February 12, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

On November 6, 2008, the Company issued 4,000,000 commons shares for $100,000 in cash.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

Note 6 - Capital Stock - continued

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

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2011

Note 7 - Income Taxes - continued

			Cumulative from
			Inception on
	April 30	April 30	January 22, 2007
	2011	2010	to April 30, 2011

Net income (loss) for the period	$(61,452)	$(103,153)	$(251,544)
Statutory and effective tax rates	28.3%	33.3%	28.3%

Income tax expense (recovery at the Effective rate	$(17,360)	$(33,628)	$(71,060)
Effect of permanent differences	-	-	30
Effect of temporary differences	-	(7)	74
Effect of change in tax rate	8,253	606	-
Tax losses carryforward deferred	9,107	33,029	70,955
Corporate income tax expense (recovery) recognized in the accounts	$-	$-	$-

The Company has accumulated net operating losses totaling approximately $251,500 for income tax purposes which expire starting in 2027.  The components of the net deferred tax asset at April 30, 2011 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2011	2010

Net loss for the period	$251,173	$189,722

Statutory and effective tax rate	28.3%	32.6%

Deferred tax asset	$70,956	$61,849

Valuation allowance	(70,956)	(61,849)

Net deferred tax asset	$-	$-

The increase in the valuation allowance during the year ended April 30, 2011 was $9,107.