Form 10-Q
period 2011-07-31
Asia Atlantic Resources
filed 2013-07-19
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2011
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

Registrant’s telephone number, including area code: (786) 290-8054

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

The number of shares of the registrant’s common stock outstanding as of July 17, 2013 was 13,100,000.

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

July 31, 2011

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
ASSETS	2011	2011

Current
Cash and cash equivalents	$9,644	$2,186

Total Assets	$9,644	$2,186
LIABILITIES

Current
Accounts payable and accrued liabilities	$7,425	$6,594
Convertible note payable – Note 4	6,500	6,500
Due to related party – Note 3	63,136	63,136
	77,061	76,230

Convertible note payable – Note 4	19,250	10,000

Total Liabilities	96,311	86,230

Going concern – Note 1
STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 5
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(254,167)	(251,544)

Total Stockholders’ Equity (Deficit)	(86,667)	(84,044)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,644	$2,186

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended July 31, 2011 and 2010 and
from the period January 22, 2007 (Date of Inception) to July 31, 2011
(Unaudited)

			Accumulated for
	For the three	For the three	from January 22, 2007
	months ended	months ended	(Date of Inception)
	July 31, 2011	July 31, 2010	to July 31, 2011
Expenses
Geological, mineral and prospect costs	$-	$-	$8,000
General and administrative	1,423	16,525	154,566
Incorporation costs	-	-	441
Professional fees	1,200	5,545	91,274

Operating loss for the period	(2,623)	(22,070)	(254,281)

Interest revenue	-	-	114

Net Loss for the Period	$(2,623)	$(22,070)	$(254,167)

Basic and fully diluted net loss
per common share	$(0.000)	$(0.001)

Weighted average common
shares outstanding	13,100,000	13,100,000

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to July 31, 2011
(Unaudited)

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-	$-
Shares issued for cash
at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash
at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss for the period	-	-	-	-	(13,588)	(13,588
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash	4,000,000	4,000	96,000	-	-	100,000
at $.025
Net loss for the period	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received		-	-	25,000	-	25,000
Shares issued from	1,000,000	1,000	24,000	(25,000)	-	-
subscriptions
Shares issued for cash	500,000	500	12,000	-		12,500
of $0.025
Net loss for the period	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	13,100	154,400	-	(190,092)	(22,592)

Net loss for the period	-	-	-	-	(61,452)	(61,452)
Balance, April 30, 2011	13,100,000	$13,100	$154,400	-	(251,544)	(84,044)

Net loss for the period	-	-	-	-	(2,623)	(2,623)
Balance, July 31, 2011	13,100,000	$13,100	$154,400	-	$(254,167)	$(86,667)

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended July 31, 2011 and 2010, and
 from the period January 22, 2007 (Date of Inception) to July 31, 2011
(Unaudited)

	For the three	For the three	From January 22, 2007
	months ended	months ended	(Date of Inception)
	July 31, 2011	July 31, 2010	To July 31, 2011

Operating Activities
Net loss for the period	$(2,623)	$(22,070)	$(254,167)
Cash provided by (used in) changes
in operating assets and liabilities
Accounts payable and accrued liabilities	831	(1,170)	7,425

Net cash provided by (used in) Operating Activities	(1,792)	(23,240)	(246,742)

Financing Activities
Related party advances	-	23,250	63,136
Convertible note payable	9,250	-	25,750
Common stock issued for cash	-	-	167,500

Net cash provided by (used in) Financing Activities	9,250	23,250	256,386

Increase in cash and cash equivalents during the period	7,458	10	9,644

Cash and cash equivalents, beginning of the period	2,186	515	-

Cash and cash equivalents, end of the period	$9,644	$525	$9,644

Supplemented disclosure of cash flow
Information:
Cash paid for:
Interest	$-	-	-
Income Taxes	$-	-	-

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 1 - Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $254,167 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation and interim reporting

The accompanying financial statements are stated in US dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature.

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2011 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2011 annual financial statements.  The results of operations for the period are not necessarily indicative of the results expected for a full year or for any future periods.

Development Stage Company

The Company is a development stage company as defined in the Financial Accounting Standards Board (“SASB”) Accounting Standards Codification (“ASC”) Topic 205-915, “Development Stage Entities.”

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

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
July 31, 2011
(Unaudited)

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at July 31, 2011, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at July 31, 2011, all cash and equivalents represented cash in US dollars at American financial institutions.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - continued

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

Comprehensive Income

The Company has adopted ASU 220 “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income, its component and accumulated balances. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

The Company does not have any reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

Foreign Currency Translations

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations,

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 2 - Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

Note 3 - Related party transactions

The Company’s former director advanced funds to the Company.  There are no repayment terms or interest attached to the advances.  As at July 31, 2011, $14,486 remains owing by the Company. As of July 31, 2011, $48,650 remains owing to a former Director for management fees.  These transactions resulted in an amount due to related parties as at July 31, 2011 of $63,136.

Note 4 - Convertible Note

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

On February 15, 2011, the Company entered into a convertible line of credit note, which bears no interest, has a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $19,250.  At July 31, 2011, the Company has $80,750 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

The Company accounts for this financial instrument in accordance with FASB ASC Topic 815, ``Derivatives and Hedging,`` Subtopic 40, “Contracts in Entity`s Own Equity.”  At its inception the conversion feature was recorded separately from the debt instrument and using level 1 inputs the fair value was calculated as $nil.

Note 5 - Capital Stock

On February 12, 2007, the Company issued 2,000,000 common shares for $2,000 in cash to the sole director.

On February 15, 2007, the Company issued 5,600,000 common shares for $28,000 in cash.

On November 6, 2008, the Company issued 4,000,000 commons shares for $100,000 in cash.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2011
(Unaudited)

Note 5 - Capital Stock - continued

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

There are no shares subject to options, warrants or other agreements as at July 31, 2011.

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

Results of Operations for the Three-Month Period Ended July 31, 2012

We had no revenues for the three-month periods ended July 31, 2011 or 2010.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $2,623 for the three-month period ended July 31, 2011 as compared with $22,070 for the three-month period ended July 31, 2010.  The decrease is to a decline in professional fees of $3,795 and a $15,305 decline in general and administrative fees for the period in 2011 as compared to 2010.  All these expenses were for administrative costs and professional fees.

At July 31, 2011, we had total assets of $9,644 consisting solely of cash. There were total liabilities of $96,311 consisting of accounts payable and accrued liabilities of $7,425 a note payable of $6,500 and advances from a related party of $63,136.

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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2011. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of July 31, 2011 because the following material weakness in internal control over financial reporting existed as of July 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year end April 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6.  Exhibits.

(a)  The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibits
31.1	* Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	* Certification of the Acting Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	* Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of the Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
____________________
*   Filed herewith.

(b)  The following sets forth the Company’s reports on Form 8-K that have been filed during the quarter for which this report is filed:

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ATLANTIC RESOURCES

Date:	July 19, 2013	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
Chief Executive Officer, President and Chairman of the Board