Form 10-Q
period 2011-10-31
Asia Atlantic Resources
filed 2013-07-19
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2011
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

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

October 31, 2011

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	October 31,	April 30,
ASSETS	2011	2011

Current
Cash and cash equivalents	$1,331	$2,186
Total Assets	$1,331	$2,186
LIABILITIES

Current
Accounts payable and accrued liabilities	$1,500	$6,594
Convertible note payable – Note 4	6,500	6,500
Due to related party – Note 3	63,136	63,136
	71,136	76,230
Convertible note payable – Note 4	19,250	10,000
Total Liabilities	90,386	86,230

Going concern – Note 1
STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock- Note 5
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(256,555)	(251,544)

Total Stockholders’ Deficit	(89,055)	(84,044)
Total Liabilities and Stockholders’ Deficit	$1,331	$2,186

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months and six months ended October 31, 2011 and 2010 and from the period January 22, 2007 (Date of Inception) to October 31, 2011
(Unaudited)

	For the three	For the three	For the six	For the six	Accumulated for
	months ended	months ended	months ended	months ended	from January 22, 2007
	October 31,	October 31,	October 31,	October 31	(Date of Inception)
	2011	2010	2011	2010	to October 31, 2011
Expenses
Geological, mineral and prospect costs	$-	$-	$-	$-	$8,000
General and administrative	1,838	18,438	3,261	34,963	156,404
Incorporation costs		-	-	-	441
Professional fees	550	6,231	1,750	11,776	91,824
Operating loss for the period	(2,388)	(24,669)	(5,011)	(46,739)	(256,669)
Interest revenue			-	-	114

Net Loss for the Period	$(2,388)	$(24,669)	$(5,011)	$(46,739)	$(256,555)

Basic and fully diluted net loss
per common share	$(0.000)	$(0.001)	$(0.000)	$(0.001)

Weighted average common
shares outstanding	13,100,000	13,100,000	13,100,000	13,100,000

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to October 31, 2011
(Unaudited)

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-	$-
Shares issued for cash
at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash
at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss for the period	-	-	-	-	(13,588)	(13,588
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash
at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss for the period	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received		-	-	25,000	-	25,000
Shares issued from	1,000,000	1,000	24,000	(25,000)	-	-
subscriptions
Shares issued for cash	500,000	500	12,000	-		12,500
of $0.025
Net loss for the period	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	13,100	154,400	-	(190,092)	(22,592)

Net loss for the period	-	-	-	-	(61,452)	(61,452)
Balance, April 30, 2011	13,100,000	13,100	154,400	-	(251,544)	(84,044)

Net loss for the period	-	-	-	-	(5,011)	(5,011)
Balance, October 31, 2011	13,100,000	$13,100	$154,400	-	$(256,555)	$(89,055)

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the six months ended October 31, 2011 and 2010, and
 from the period January 22, 2007 (Date of Inception) to October 31, 2011
(Unaudited)

	For the six	For the six	From January 22, 2007
	months ended	months ended	(Date of Inception)
	October 31, 2011	October 31, 2010	To October 31, 2011

Operating Activities
Net loss for the period	$(5,011)	$(46,739)	$(256,555)
Cash provided by (used in) changes in current assets and liabilities
Accounts payable and accrued liabilities	(5,094)	266	1,500

Net cash provided by (used in)
Operating Activities	(10,105)	(46,473)	(255,055)

Financing Activities
Related party advances	-	46,263	63,136
Convertible note payable	9,250	-	25,750
Common stock issued for cash	-	-	167,500

Net cash provided by (used in) Financing Activities	9,250	46,263	256,386

Increase in cash and cash equivalents during the period	(855)	(210)	1,331

Cash and cash equivalents, beginning of the period	2,186	515	-

Cash and cash equivalents, end of the period	$1,331	$305	$1,331

Supplemented disclosure of cash flow
Information:
Cash paid for:
Interest	$-	-	-
Income Taxes	$-	-	-

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011
(Unaudited)
Note 1 - Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $256,555 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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
October 31, 2011
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
October 31, 2011
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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at October 31, 2011, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at October 31, 2011, all cash and equivalents represented cash in US dollars at American financial institutions.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2011
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
October 31, 2011
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

Note 3 - Related party transactions

The Company’s former director advanced funds to the Company.  There are no repayment terms or interest attached to the advances.  As at October 31, 2011, $14,486 remains owing by the Company. As of October 31, 2011, $48,650 remains owing to a former Director for management fees.  These transactions resulted in an amount due to related parties as at October 31, 2011 of $63,136.

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

On February 15, 2011, the Company entered into a convertible line of credit note, which bears no interest, has a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $19,250.  At October 31, 2011, the Company has $80,750 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

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
October 31, 2011
(Unaudited)

Note 5 - Capital Stock - continued

On October 22, 2009, the Company received share subscriptions for 500,000 common shares for $12,500 in cash.

On December 29, 2009, the Company issued 1,000,000 common shares in fulfillment of the subscriptions.

On December 29, 2009, the Company issued 500,000 common shares for $12,500 in cash.

There are no shares subject to options, warrants or other agreements as at October 31, 2011.

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

Results of Operations for the Three-Month Period Ended October 31, 2011

We had no revenues for the three-month periods ended October 31, 2011 or 2010.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $2,388 for the three-month period ended October 31, 2011 as compared with $24,669 for the three-month period ended October 31, 2010.  The decrease is to a decline in professional fees of $5,681 and a $16,600 decline in general and administrative fees for the period in 2011 as compared to 2010.  All these expenses were for administrative costs and professional fees.

At October 31, 2011, we had total assets of $1,331 consisting solely of cash. There were total liabilities of $90,386 consisting of accounts payable and accrued liabilities of $1,500 a note payable of $6,500 and advances from a related party of $63,136.
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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2011. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of October 31, 2011 because the following material weakness in internal control over financial reporting existed as of October 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year end April 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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