Form 10-K
period 2012-04-30
Asia Atlantic Resources
filed 2013-07-19
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended Period Ended April 30, 2012

or

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

Registrant’s telephone number, including area code: (305) 663-3333

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

There was no determinable market value for the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2009 as it is on the “grey market” and is not listed, traded or quoted on any stock exchange, the Over-the-Counter Bulletin Board or the Pink Sheets. To the knowledge of management there have been no recorded trades in the stock. The total number of shares of Common Stock issued and outstanding as of July 17, 2013 is 13,100,000.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was previously been quoted on the Over-the-Counter Bulletin Board from February 1, 2008 through April 30, 2009.  However, to our knowledge, there have been no trades of our stock on the OTC Bulletin Board or otherwise.  During the fiscal year ending April 30, 2012, our common stock became a “grey stock.”  There is no market maker for our common stock.  It is not listed, traded or quoted on any stock exchange, the Over-the-Counter Bulletin Board or the Pink Sheets. Trades in grey market stocks are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites so investors can track price and volume. Since grey market securities are not traded or quoted on an exchange or interdealer quotation system, investor's bids and offers are not collected in a central spot so market transparency is diminished and Best Execution of orders, or any execution at all, is difficult.

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

The number of record holders of our common stock at July 17, 2013 was 42.

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

We incurred operating expenses in the amount of $13,761 for the fiscal year ended April 30, 2012 as compared to $61,452 for the fiscal year ended April 30, 2011.  Our net loss for the year ended April 30, 2012 was $13,761 compared to $61,452 for the year ended April 30, 2011.  These decreases in expenses and loss were caused mainly by a decrease in management fees and professional fees.

At April 30, 2012 our assets consisted of cash in the amount of $7,781. At April 30, 2012, our liabilities consisted of accounts payable and accrued liabilities of $8,700, amounts due of $6,500 on convertible notes and advances from a related party of $63,136.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2012. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of April 30, 2012 because the following material weakness in internal control over financial reporting existed as of April 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the sole director and executive officer of the Company.

Name	Age	Position

J. Francisco Terreforte	42	President, Chief Executive Officer and Director

J. Francisco Terreforte has served as President, Chief Executive Officer and the sole director of the Company since February 8, 2011.    Mr. Terreforte, age 42, Sole Officer and Director, is currently an independent Consultant to several companies, specifically in the mortgage and realty investment sector.  Prior to becoming an independent Consultant, Mr. Terreforte oversaw the Mortgage Administration Division of Central Florida Investments, Inc.  Mr. Terreforte was with Central Florida Investments for eight (8) years.  Mr. Terreforte holds a Bachelor's Degree in Business Administration from the A.G.M - University of Puerto Rico and is fluent in Spanish.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the compensation of the names executive officers of the Company for each of the two fiscal years ended April 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

Patricia Cooke	2009(1)	$-0-	(2)	-0-	-0-	-0-	36,750
President and Chief Executive	2010	$-0-	(2)	-0-	-0-	-0-	62,250
J. Francisco Terreforte	2011	$-0-		-0-	-0-	-0-	-0-
J. Francisco Terreforte	2012	$-0-		-0-	-0-	-0-	-0-
_________________
(1)	Ms. Cooke has served as President and Chief Executive Officer since October 29, 2008.
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

Item 14.  Principal Accounting Fees and Services.

The Board of Directors approved the engagement of K. R, Margetson Ltd., chartered accountant, as our independent accountant to audit our financial statements for the fiscal years ending April 30, 2012, 2011, 2010, 2009 and 2008 and our interim statements for 2010-2011.

Our Board of Directors has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

Audit Fees

For the fiscal years ended April 30, 2012 and 2011, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $6,450 and $8,361, respectively.

Audit-Related Fees

For the fiscal years ended April 30, 2012 and 2011, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended April 30, 2012 and 2011, there were no fees billed for tax services.

All Other Fees

For the fiscal years ended April 30, 2012 and 2011, there were no fees billed for services other than services described above.

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

ASIA ATLANTIC RESOURCES

Date: July 17, 2013	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
President, Chief Executive and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 17, 2013	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
President, Chief Executive and Financial Officer and Director

Part IV

Item 15 – Financial Statements

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

April 30, 2012

K. R. MARGETSON LTD.	Chartered Accountants
Sechelt office	Vancouver office
PO Box 45, 5588 Inlet Avenue	3rd Floor, 905 West Pender Street
Sechelt BC V0N 3A0	Vancouver BC V6C 1L6
Tel: 604.885.2810	Tel: 604.641.4450
Fax: (toll free both offices) 1.877.874.9583

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Asia Atlantic Resources:

We have audited the accompanying balance sheets of Asia Atlantic Resources referred to as the “Company”) as at April 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows the years ended April 30, 2012 and 2011 and for the period from January 22, 2007 (date of inception) to April 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30 2012 and 2011 and the results of its operations, changes in stockholders’ equity (deficit) and changes in cash flows for the years ended April 30, 2012 and 2011 and for the period from January 22, 2007 (date of inception) to April 30, 2012 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is an exploration stage company and has yet to commence active operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ K.R. Margetson Ltd.

Chartered Accountants

Vancouver, Canada
September 11, 2012

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS
April 30, 2012 and 2011

	April 30,	April 30,
ASSETS	2012	2011

Current
Cash and cash equivalents	$7,781	$2,186

Total Assets	$7,781	$2,186
LIABILITIES

Current
Accounts payable and accrued liabilities	$8,700	$6,594
Convertible note payable – Note 5	6,500	6,500
Due to related party – Note 4	63,136	63,136
	78,336	76,230

Convertible note payable – Note 5	27,250	10,000

Total Liabilities	105,586	86,230

Going concern – Note 1
STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 6
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(265,305)	(251,544)

Total Stockholders’ Equity (Deficit)	(97,805)	(84,044)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,781	$2,186

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the years ended April 30, 2012 and 2011 and
from the period January 22, 2007 (Date of Inception) to April 30, 2012

			Accumulated for
			from January 22, 2007
			(Date of Inception) to
	April 30,		April 30,
	2012	2011	2012
Expenses
Geological, mineral and prospect costs	$-	$-	$8,000
General and administrative	4,411	39,803	157,554
Incorporation costs	-	-	441
Professional fees	9,350	21,649	99,424

Operating loss for the period	(13,761)	(61,452)	(265,419)

Interest revenue	-	-	114

Net Loss for the Period	$(13,761)	$(61,452)	$(265,305)

Basic and fully diluted net loss per common share	$(0.000)	$(0.004)

Weighted average common shares outstanding	13,100,000	13,100,000

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to April 30, 2012

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-	$-
Shares issued for cash at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928
Net loss for the period	-	-	-	-	(13,588)	(13,588)
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340
Shares issued for cash at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss for the period	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061
Share subscriptions received		-	-	25,000	-	25,000
Shares issued from subscriptions	1,000,000	1,000	24,000	(25,000)	-	-
Shares issued for cash of $0.025	500,000	500	12,000	-		12,500
Net loss for the period	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	13,100	154,400	-	(190,092)	(22,592)
Net loss for the period	-	-	-	-	(61,452)	(61,452)
Balance, April 30, 2011	13,100,000	13,100	154,400	-	(251,544)	(84,044)
Net loss for the period	-	-	-	-	(13,761)	(13,761)
Balance, April 30, 2012	13,100,000	$13,100	$154,400	-	$(265,305)	$(97,805)

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the years ended April 30, 2012 and 2011, and
 from the period January 22, 2007 (Date of Inception) to April 30, 2012

			From January 22, 2007
			(Date of Inception) To
	April 30,		April 30,
	2012	2011	2012

Operating Activities
Net loss for the period	$(13,761)	$(61,452)	$(258,805)
Cash provided by (used in) changes
in operating assets and liabilities
Note receivable from related party	-	-	-
Accounts payable and accrued liabilities	2,106	869	2,200

Net cash provided by (used in) Operating Activities	(11,655)	(60,583)	(256,605)

Financing Activities
Related party advances	-	52,254	63,136
Convertible note payable	17,250	10,000	33,750
Common stock issued for cash	-	-	167,500

Net cash provided by (used in) Financing Activities	17,250	62,254	264,386

Increase in cash and cash equivalents during the period	5,595	1,671	7,781

Cash and cash equivalents, beginning of the period	2,186	515	-

Cash and cash equivalents, end of the period	$7,781	$2,186	$7,781

Supplemented disclosure of cash flow Information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SEE ACCOMPANYING NOTES

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012

Note 1 - Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $265,305 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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
April 30, 2012

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
April 30, 2012

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
April 30, 2012

Note 2 - Summary of Significant Accounting Policies - continued

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at April 30, 2012 and 2011, the Company did not have any cash equivalents.

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at April 30, 2012, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at April 30, 2012, all cash and equivalents represented cash in US dollars at American financial institutions.

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

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012

Note 2 - Summary of Significant Accounting Policies – continued

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
April 30, 2012

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

Note 3 - Mineral Property

On February 9, 2007, the Company purchased a mineral claim in the Province of British Columbia for $8,000.  The claim expired on September 17, 2008.

Note 4 - Related party transactions

The Company’s former director advanced funds to the Company.  There are no repayment terms or interest attached to the advances.  As at year end, $14,486 remains owing by the Company.  During the year ended April 30, 2012, $48,650 remains owing to its former director for management fees.   These transactions resulted in an amount due to the Company’s former director as at April 30, 2012 of $63,136 ($63,136 in 2011).

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

On February 15, 2011, the Company entered into a convertible line of credit note, which bears no interest, has a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $27,250.  As of April 30, 2012, the Company has $72,750 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012

Note 5 - Convertible Note - Continued

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

There are no shares subject to options, warrants or other agreements as at April 30, 2012.

Note 7 - Income Taxes

Potential benefits of income tax losses have not been recognized in these financial statements  because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012

Note 7 - Income Taxes - continued

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

			Cumulative from
			Inception on
			January 22, 2007
	April 30	April 30	to April 30,
	2012	2011	2012

Net income (loss) for the period	$(13,761)	$(61,452)	$(265,305)
Statutory and effective tax rates	26.3%	28.3%	26.3%

Income tax expense (recovery at the Effective rate	$(3,612)	$(17,360)	$(69,643)
Effect of permanent differences	-	-	24
Effect of temporary differences	-	-	-
Effect of change in tax rate	4,926	8,253	-
Tax losses carry forward deferred	(1,314)	9,107	69,619
Corporate income tax expense (recovery) recognized in the accounts	$-	$-	$-

The Company has accumulated net operating losses totaling approximately $265,300 for income tax purposes which expire starting in 2028.  The components of the net deferred tax asset at April 30, 2012 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2012	2011

Net loss for the period	$265,305	$251,173

Statutory and effective tax rate	26.3%	28.3%

Deferred tax asset	$69,643	$70,956

Valuation allowance	(69,643)	(70,956)

Net deferred tax asset	$-	$-

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2012

Note 8 - Subsequent Events

Management has evaluated subsequent events through September 11, 2012, the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.