Form 10-Q
period 2012-07-31
Asia Atlantic Resources
filed 2013-07-19
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2012
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

The number of shares of the registrant’s common stock outstanding as of July 19, 2013 was 13,100,000.

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

July 31, 2012

(Unaudited)

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
ASSETS	2012	2012

Current
Cash and cash equivalents	$2,461	$7,781

Total Assets	$2,461	$7,781
LIABILITIES

Current
Accounts payable and accrued liabilities	$1,350	$8,700
Convertible note payable – Note 4	6,500	6,500
Advances payable – Note 3	63,136	-
Advances payable to related party – Note 3	-	63,136
	70,986	78,336

Convertible note payable – Note 4	32,250	27,250

Total Liabilities	103,236	105,586

Going concern – Note 1

STOCKHOLDERS’ DEFICIT

Capital Stock- Note 5
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(268,275)	(265,305)

Total Stockholders’ Deficit	(100,775)	(97,805)

Total Liabilities and Stockholders’ Deficit	$2,461	$7,781

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended July 31, 2012 and 2011 and
from the period January 22, 2007 (Date of Inception) to July 31, 2012
(Unaudited)

			Accumulated from
	For the three	For the three	January 22, 2007
	months ended	months ended	(Date of Inception)
	July 31, 2012	July 31, 2011	to July 31, 2012
Expenses
Geological, mineral and prospect costs	$-	$-	$8,000
General and administrative	1,220	1,423	158,774
Incorporation costs	-	-	441
Professional fees	1,750	1,200	101,174

Operating loss for the period	(2,970)	(2,623)	(268,389)

Interest revenue	-	-	114

Net Loss for the Period	$(2,970)	$(2,623)	$(268,275)

Basic and fully diluted net loss
per common share	$(0.000)	$(0.000)

Weighted average common
shares outstanding	13,100,000	13,100,000

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to July 31, 2012
(Unaudited)

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-	$-
Shares issued for cash
at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash
at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss for the year	-	-	-	-	(13,588)	(13,588
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash
at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss for the year	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received		-	-	25,000	-	25,000
Shares issued from
subscriptions	1,000,000	1,000	24,000	(25,000)	-	-
Shares issued for cash
of $0.025	500,000	500	12,000	-		12,500
Net loss for the year	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	13,100	154,400	-	(190,092)	(22,592)

Net loss for the year	-	-	-	-	(61,452)	(61,452)
Balance, April 30, 2011	13,100,000	$13,100	$154,400	-	(251,544)	(84,044)

Net loss for the year	-	-	-	-	(13,761)	(13,761)
Balance, April 30, 2012	13,100,000	$13,100	$154,400	-	(265,305)	(97,805)

Net loss for the period	-	-	-	-	(2,970)	(2,970)
Balance, July 31, 2012	13,100,000	$13,100	$154,400	-	$(268,275)	$(100,775)

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended July 31, 2012 and 2011, and
 from the period January 22, 2007 (Date of Inception) to July 31, 2012
(Unaudited)

	For the three	For the three	From January 22, 2007
	months ended	months ended	(Date of Inception)
	July 31, 2012	July 31, 2011	To July 31, 2012

Operating Activities
Net loss for the period	$(2,970)	$(2,623)	$(268,275)
Cash provided by (used in) changes
in operating assets and liabilities
Accounts payable and accrued liabilities	(7,350)	831	1,350

Net cash provided by (used in) Operating Activities	(10,320)	(1,792)	(266,925)

Financing Activities
Advances payable	-	-	63,136
Convertible note payable	5,000	9,250	32,250
Note payable	-	-	6,500
Common stock issued for cash	-	-	167,500

Net cash provided by (used in) Financing Activities	5,000	9,250	269,386

Increase in cash and cash equivalents during the period	(5,320)	7,458	2,461

Cash and cash equivalents, beginning of the period	7,781	2,186	-

Cash and cash equivalents, end of the period	$2,461	$9,644	$2,461

Supplemented disclosure of cash flow
Information:
Cash paid for:
Interest	$-	-	-
Income Taxes	$-	-	-

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

Note 1 - Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $268,275 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2012 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2012 annual financial statements.  The results of operations for the period are not necessarily indicative of the results expected for a full year or for any future periods.

Development Stage Company

The Company is a development stage company as defined in the Financial Accounting Standards Board (“SASB”) Accounting Standards Codification (“ASC”) Topic 205-915, “Development Stage Entities.”

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2012
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
July 31, 2012
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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at July 31, 2012, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at July 31, 2012, all cash and equivalents represented cash in US dollars at American financial institutions.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2012
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
July 31, 2012
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

Note 3 – Advances payable and related party advances payable

The Company’s former director advanced funds to the Company in the form of cash and unpaid management fees.  There are no repayment terms or interest attached to the advances and no payments have been made since her resignation.

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

On February 15, 2011, the Company entered into a convertible line of credit note, which bears no interest, has a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $32,250.  At July 31, 2012, the Company has $67,750 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

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
July 31, 2012
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

There are no shares subject to options, warrants or other agreements as at July 31, 2012.

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

Results of Operations for the Three-Month Period Ended July 31, 2012

We had no revenues for the three-month periods ended July 31, 2012 or 2011.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $2,970 for the three-month period ended July 31, 2012 as compared with $2,623 for the three-month period ended July 31, 2011.  The decrease is to an increase in professional fees of $550 and a decrease of  $203 in general and administrative fees for the period in 2012 as compared to 2011.  All these expenses were for administrative costs and professional fees.

At July 31, 2012, we had total assets of $2,461 consisting solely of cash. There were total liabilities of $103,236 consisting of accounts payable and accrued liabilities of $1,350 a note payable of $6,500 and advances from a related party of $63,136.

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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2012. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of July 31, 2012 because the following material weakness in internal control over financial reporting existed as of July 31, 2012

(i)         lack of segregation of incompatible duties due to insufficient personnel; and
(ii)        Insufficient Board of Directors representation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year end April 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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