Form 10-Q
period 2013-01-31
Asia Atlantic Resources
filed 2013-07-19
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_________________

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2013
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

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

January 31, 2013

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
ASSETS	2013	2012

Current
Cash and cash equivalents	$2,461	$7,781

Total Assets	$2,461	$7,781
LIABILITIES

Current
Accounts payable and accrued liabilities	$4,050	$8,700
Convertible note payable – Note 4	6,500	6,500
Due to related party – Note 3	63,136	63,136
	73,686	78,336

Convertible note payable – Note 4	32,250	27,250

Total Liabilities	105,936	105,586

Going concern – Note 1

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 5
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(270,975)	(265,305)

Total Stockholders’ Equity (Deficit)	(103,475)	(97,805)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,461	$7,781

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months and nine months ended January 31, 2013 and 2012 and from the period January 22, 2007 (Date of Inception) to January 31, 2013
(Unaudited)

	For the three	For the three	For the nine	For the nine	Accumulated for from January 22, 2007 (Date of
	months ended	months ended	months ended	months ended	Inception) to
	January 31,	January 31,	January 31,	January 31	January 31,
	2013	2012	2013	2012	2013
Expenses
Geological, mineral and prospect costs	$-	$-	$-	$-	$8,000
General and administrative	-	1,150	1,220	4,411	158,774
Incorporation costs		-	-	-	441
Professional fees	1,350	550	4,450	2,300	103,874
Operating loss for the period	(1,350)	(1,700)	(5,670)	(6,711)	(271,089)
Interest revenue			-	-	114

Net Loss and comprehensive Loss for the Period	$(1,350)	$(1,700)	$(5,670)	$(6,711)	$(270,975)

Basic and fully diluted net loss
per common share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average common
shares outstanding	13,100,000	13,100,000	13,100,000	13,100,000

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to January 31, 2013
(Unaudited)

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-	$-
Shares issued for cash
at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash
at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss and comprehensive loss for the period	-	-	-	-	(13,588)	(13,588
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash	4,000,000	4,000	96,000	-	-	100,000
at $.025
Net loss and comprehensive loss for the period	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received		-	-	25,000	-	25,000
Shares issued from	1,000,000	1,000	24,000	(25,000)	-	-
subscriptions
Shares issued for cash	500,000	500	12,000	-		12,500
$ of 0.025
Net loss and comprehensive loss for the period	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	13,100	154,400	-	(190,092)	(22,592)

Net loss and comprehensive loss for the period	-	-	-	-	(61,452)	(61,452)
Balance, April 30, 2011	13,100,000	$13,100	$154,400	-	(251,544)	(84,044)

Net loss and comprehensive loss for the period	-	-	-	-	(13,761)	(13,761)
Balance, April 30, 2012	13,100,000	$13,100	$154,400	-	(265,305)	(97,805)

Net loss and comprehensive loss for the period	-	-	-	-	(5,670)	(5,670)
Balance, January 31, 2013	13,100,000	$13,100	$154,400	-	$(270,975)	$(103,475)

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the nine months ended January 31, 2013 and 2012, and
 from the period January 22, 2007 (Date of Inception) to January 31, 2013
(Unaudited)

	For the nine	For the nine	From January 22, 2007 (Date of Inception)
	months ended	months ended	To January 31,
	Jan 31, 2013	Jan 31 2012	2013

Operating Activities
Net loss for the period	$(5,670)	$(6,711)	$(270,975)
Cash provided by (used in) changes
in operating assets and liabilities
Accounts payable and accrued liabilities	(4,650)	(3,794)	4,050

Net cash provided by (used in) Operating Activities	(10,320)	(10,505)	(266,925)

Financing Activities
Related party advances	-	-	63,136
Convertible note payable	5,000	17,250	32,250
Note payable	-	-	6,500
Common stock issued for cash	-	-	167,500

Net cash provided by (used in) Financing Activities	5,000	17,250	269,386

Increase in cash and cash equivalents during the period	(5,320)	6,745	2,461

Cash and cash equivalents, beginning of the period	7,781	2,186	-

Cash and cash equivalents, end of the period	$2,461	$8,931	$2,461

Supplemented disclosure of cash flow
Information:
Cash paid for:
Interest	$-	-	-
Income Taxes	$-	-	-

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

Note 1 - Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $270,975 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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
January 31, 2013
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
January 31, 2013
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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at January 31, 2013, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at January 31, 2013, all cash and equivalents represented cash in US dollars at American financial institutions.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2013
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
January 31, 2013
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

Note 3 - Related party transactions

The Company’s former director advanced funds to the Company.  There are no repayment terms or interest attached to the advances.  As at January 31, 2013, $14,486 remains owing by the Company. As of January 31, 2013, $48,650 remains owing to a former Director for management fees.  These transactions resulted in an amount due to related parties as at January 31, 2013 of $63,136.

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

On February 15, 2011, the Company entered into a convertible line of credit note, which bears no interest, has a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $32,250.  At January 31, 2013, the Company has $67,750 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

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
January 31, 2013
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

There are no shares subject to options, warrants or other agreements as at January 31, 2013.

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

Results of Operations for the Three-Month Period Ended January 31, 2013

We had no revenues for the three-month periods ended January 31, 2013 or 2012.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $1,350 for the three-month period ended January 31, 2013 as compared with $1,700 for the three-month period ended January 31, 2012.  The decrease is to an increase in professional fees of $800 and a decrease of  $1,150 in general and administrative fees for the period in 2013 as compared to 2012.  All these expenses were for administrative costs and professional fees.

At January 31, 2013, we had total assets of $2,461 consisting solely of cash. There were total liabilities of $105,936 consisting of accounts payable and accrued liabilities of $4,050 a note payable of $6,500 and advances from a related party of $63,136.

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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of January 31, 2013 because the following material weakness in internal control over financial reporting existed as of January 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year end April 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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