Form 10-K
period 2013-04-30
Asia Atlantic Resources
filed 2013-07-19
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
_________________

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended Period Ended April 30, 2013
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

Registrant’s telephone number, including area code: (786) 290-8054

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

There was no determinable market value for the voting and non-voting common equity held by non-affiliates of the registrant as of November 30, 2009 as it is on the “grey market” and is not listed, traded or quoted on any stock exchange, the Over-the-Counter Bulletin Board or the Pink Sheets. To the knowledge of management there have been no recorded trades in the stock. The total number of shares of Common Stock issued and outstanding as of July 19, 2013 is 13,100,000.

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

The number of record holders of our common stock at July 19, 2013 was 42.

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

We incurred operating expenses in the amount of $11,320 for the fiscal year ended April 30, 2013 as compared to $13,761 for the fiscal year ended April 30, 2012.  Our net loss for the year ended April 30, 2013 was $11,320 compared to $13,761 for the year ended April 30, 2012.  These decreases in expenses and loss were caused mainly by a decrease in management fees and professional fees.

At April 30, 2013 our assets consisted of cash in the amount of $1,861. At April 30, 2013, our liabilities consisted of accounts payable and accrued liabilities of $9,100, amounts due of $38,750 on convertible notes and advances from a related party of $63,136.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of April 30, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of April 30, 2013 because the following material weakness in internal control over financial reporting existed as of April 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the compensation of the names executive officers of the Company for each of the two fiscal years ended April 30, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)

J. Francisco Terreforte	2012	$-0-	-0-	-0-	-0-	-0-

J. Francisco Terreforte	2013	$-0-	-0-	-0-	-0-	-0-

(1)	Mr. Terreforte has served as President and Chief Executive Officer since February 8, 2011.

We did not pay any compensation to our director for acting as such.  Mr. Terreforte is presently serving without compensation due to our lack of funds.  If sufficient funds become available, it is anticipated he will be paid a monthly management fee not to exceed $5,650 per month during the fiscal year ending April 30, 2013.

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

Item 14.  Principal Accounting Fees and Services.

The Board of Directors approved the engagement of K. R, Margetson Ltd., chartered accountant, as our independent accountant to audit our financial statements for the fiscal years ending April 30, 2013, 2012, 2011, 2010, 2009 and our interim statements for 2012-2013.

Our Board of Directors has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

Audit Fees

For the fiscal years ended April 30, 2013 and 2012, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-QSB/Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $6,450 and $6,450, respectively.

Audit-Related Fees

For the fiscal years ended April 30, 2013 and 2012, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended April 30, 2013 and 2012, there were no fees billed for tax services.

All Other Fees

For the fiscal years ended April 30, 2013 and 2012, there were no fees billed for services other than services described above.

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

Date: July 19, 2013	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
President, Chief Executive and Financial Officer and Director

Part IV

Item 15 – Financial Statements

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

April 30, 2013

K. R. MARGETSON LTD.	Chartered Accountants
#210, 905 West Pender Street Vancouver BC V6C 1L6 Tel: 604.641.4450 Toll free fax: 1.855.603.3228

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Asia Atlantic Resources:

We have audited the accompanying balance sheets of Asia Atlantic Resources referred to as the “Company”) as at April 30, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows the years ended April 30, 2013 and 2012 and for the period from January 22, 2007 (date of inception) to April 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30 2013 and 2012 and the results of its operations, changes in stockholders’ equity (deficit) and changes in cash flows for the years ended April 30, 2013 and 2012 and for the period from January 22, 2007 (date of inception) to April 30, 2013 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ K.R. Margetson Ltd.

Chartered Accountants

Vancouver, Canada
July 12, 2013

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS

	April 30,	April 30,
ASSETS	2013	2012

Current
Cash and cash equivalents	$1,861	$7,781

Total Assets	$1,861	$7,781
LIABILITIES

Current
Accounts payable and accrued liabilities	$9,100	$8,700
Convertible notes payable – Note 4	38,750	6,500
Advances payable – Note 3	63,136	-
Advances payable to related party – Note 3	-	63,136
	110,986	78,336

Convertible note payable – Note 4	-	27,250

Total Liabilities	110,986	105,586

Going concern – Note 1

STOCKHOLDERS’ DEFICIT

Capital Stock- Note 5
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(276,625)	(265,305)

Total Stockholders’ Deficit	(109,125)	(97,805)

Total Liabilities and Stockholders’ Equity Deficit	$1,861	$7,781

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the years ended April 30, 2013 and 2012, and
from the period January 22, 2007 (Date of Inception) to April 30, 2013

	For the year	For the year	Accumulated for
	ended	ended	from January 22, 2007
	April 30,	April 30,	(Date of Inception)
	2013	2012	to April 30, 2013
Expenses
Geological, mineral and prospect costs	$-	$-	$8,000
General and administrative	1,820	4,411	159,373
Incorporation costs		-	441
Professional fees	9,500	9,350	108,925
Operating loss for the period	(11,320)	(13,761)	(276,740)
Interest revenue			114

Net Loss and Comprehensive Loss for the Period	$(11,320)	$(13,761)	$(276,625)

Basic and fully diluted net loss
per common share	$(0.000)	$(0.000)

Weighted average common
shares outstanding	13,100,000	13,100,000

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to April 30, 2013

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Balance, January 22, 2007	-	$-	$-	$-	$-	$-
Shares issued for cash
at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash
at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss and comprehensive loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss and comprehensive loss for the year	-	-	-	-	(13,588)	(13,588
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash
at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss and comprehensive loss for the year	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received		-	-	25,000	-	25,000
Shares issued from
subscriptions	1,000,000	1,000	24,000	(25,000)	-	-
Shares issued for cash
of $0.025	500,000	500	12,000	-		12,500
Net loss and comprehensive loss for the year	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	13,100	154,400	-	(190,092)	(22,592)

Net loss and comprehensive loss for the year	-	-	-	-	(61,452)	(61,452)
Balance, April 30, 2011	13,100,000	13,100	154,400	-	(251,544)	(84,044)

Net loss and comprehensive loss for the year	-	-	-	-	(13,761)	(13,761)
Balance, April 30, 2012	13,100,000	13,100	154,400	-	(265,305)	(97,805)

Net loss and comprehensive loss for the year	-	-	-	-	(11,320)	(11,320)
Balance, April 30, 2013	13,100,000	$13,100	$154,400	-	$(276,625)	$(109,125)

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the years ended April 30, 2013 and 2012, and
 from the period January 22, 2007 (Date of Inception) to April 30, 2013

	For the year	For the year	From January 22, 2007
	ended	ended	(Date of Inception)
	April 30, 2013	April 30, 2012	To April 30, 2013

Operating Activities
Net loss for the period	$(11,320)	$(13,761)	$(276,625)
Cash provided by (used in) changes in operating assets and liabilities
Accounts payable and accrued liabilities	400	2,106	9,100

Net cash provided by (used in) Operating Activities	(10,920)	(11,655)	(267,525)

Financing Activities
Advances	-	-	63,136
Convertible note payable	5,000	17,250	32,250
Note payable	-	-	6,500
Common stock issued for cash	-	-	167,500

Net cash provided by (used in) Financing Activities	5,000	17,250	269,386

Increase in cash and cash equivalents during the period	(5,920)	5,595	1,861

Cash and cash equivalents, beginning of the period	7,781	2,186	-

Cash and cash equivalents, end of the period	$1,861	$7,781	$1,861

Supplemented disclosure of cash flow
Information:
Cash paid for:
Interest	$-	-	-
Income Taxes	$-	-	-

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

Note 1 - Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At April 30, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $276,625 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation and interim reporting

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America

Development Stage Company

The Company is a development stage company as defined in the Financial Accounting Standards Board (“SASB”) Accounting Standards Codification (“ASC”) Topic 205-915, “Development Stage Entities.”

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

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

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at April 30, 2013, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at April 30, 2013, all cash and equivalents represented cash in US dollars at American financial institutions.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

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

Foreign Currency Translations

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations,

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

Note 2 - Summary of Significant Accounting Policies – continued

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

Note 4 - Convertible Notes Payable

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

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

Note 4 - Convertible Notes Payable - continued

On February 15, 2011, the Company entered into a convertible line of credit note, which bears no interest, has a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $32,250.  At April 30, 2013, the Company has $67,750 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

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

Note 6 - Mineral Property

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

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

Note 7 - Income Taxes – continued

Income tax recovery differs from that which would be expected by applying the effective rates to net income (loss) as follows:

			Cumulative from
			Inception on
	April 30	April 30	January 22, 2007
	2013	2012	to April 30, 2013

Net income (loss) for the period	$(11,320)	$(13,761)	$(276,625)
Statutory and effective tax rates	25.5%	26.25%	25.5%

Income tax expense (recovery at the Effective rate)	$(2,887)	$(3,612)	$(70,539)
Effect of permanent differences	-	-	28
Effect of temporary differences	(4)	(4)	51
Effect of change in tax rate	1,987	4,930	-
Tax losses carry forward deferred	904	(1,314)	70,461
Corporate income tax expense (recovery) recognized in the accounts	$-	$-	$-

The Company has accumulated net operating losses totaling approximately $276,000 for income tax purposes which expire starting in 2027.  The components of the net deferred tax asset at April 30, 2013 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2013	2012

Cumulative net loss for income tax purposes	$276,316	$264,981

Statutory and effective tax rate	25.5%	26.25%

Deferred tax asset	$70,461	$69,557

Valuation allowance	(70,461)	(69,557)

Net deferred tax asset	$-	$-

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2013

Note 8 - Subsequent Events

Management has evaluated subsequent events through the date these financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.