Form 10-Q
period 2013-07-31
Asia Atlantic Resources
filed 2013-08-21
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

       The number of shares of the registrant’s common stock outstanding as of August 20, 2013 was 13,100,000

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

July 31, 2013

(Unaudited)

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
	2013	2013
ASSETS

Current
Cash and cash equivalents	$4,442	$1,861

Total Assets	$4,442	$1,861

LIABILITIES

Current
Accounts payable and accrued liabilities	$550	$9,100
Convertible note payable – Note 4	58,750	38,750
Advances payable – Note 3	63,136	63,136
	122,436	110,986

Total Liabilities	122,436	105,586

Going concern – Note 1
STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 5
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(285,494)	(276,625)

Total Stockholders’ Equity (Deficit)	(117,994)	(109,125)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,442	$1,861

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the three months ended July 31, 2013 and 2012, and
from the period January 22, 2007 (Date of Inception) to July 31, 2013

	For the three	For the three	Accumulated for
	Months ended	Months ended	from January 22, 2007
	July 31,	July 31,	(Date of Inception)
	2013	2012	to July 31, 2013
Expenses
Geological, mineral and prospect costs	$-	$-	$8,000
General and administrative	7,519	1,220	166,892
Incorporation costs	-	-	441
Professional fees	1,350	1,750	110,275
Operating loss for the period	(8,869)	(2,970)	(285,608)
Interest revenue			114

Net Loss for the Period	$(8,869)	$(2,970)	$(285,494)

Basic and fully diluted net loss per common share	$(0.000)	$(0.000)

Weighted average common shares outstanding	13,100,000	13,100,000

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to July 31, 2013

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Balance, January 22, 2007	-	$-	$-	$-	$-	$-
Shares issued for cash at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the year	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928
Net loss for the period	-	-	-	-	(13,588)	(13,588
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340
Shares issued for cash at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss for the year	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061
Share subscriptions received		-	-	25,000	-	25,000
Shares issued from subscriptions	1,000,000	1,000	24,000	(25,000)	-	-
Shares issued for cash of $0.025	500,000	500	12,000	-		12,500
Net loss for the year	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	13,100	154,400	-	(190,092)	(22,592)
Net loss for the year	-	-	-	-	(61,452)	(61,452)
Balance, April 30, 2011	13,100,000	13,100	154,400	-	(251,544)	(84,044)
Net loss for the year	-	-	-	-	(13,761)	(13,761)
Balance, April 30, 2012	13,100,000	13,100	154,400	-	(265,305)	(97,805)
Net loss for the year	-	-	-	-	(11,320)	(11,320)
Balance, April 30, 2013	13,100,000	13,100	154,400	-	(276,625)	(109,125)
Net loss for the period	-	-	-	-	(8,869)	(13,761)
Balance, July 31, 2013	13,100,000	$13,100	$154,400	-	$(285,494)	$(117,994)

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the three months ended July 31, 2013 and 2012, and
 from the period January 22, 2007 (Date of Inception) to July 31, 2013

	For the three	For the three	From January 22, 2007
	Months ended	Months ended	(Date of Inception)
	July 31, 2013	July 31, 2012	To July 31, 2013

Operating Activities
Net loss for the period	$(8,869)	$(2,970)	$(285,494)
Cash provided by (used in) changes in operating assets and liabilities
Accounts payable and accrued liabilities	(8,550)	(7,350)	550
Net cash provided by (used in) Operating Activities	(17,419)	(10,320)	(284,944)

Financing Activities
Related party advances	-	-	63,136
Convertible note payable	20,000	5,000	52,250
Note payable	-	-	6,500
Common stock issued for cash	-	-	167,500
Net cash provided by (used in) Financing Activities	20,000	5,000	289,386

Increase in cash and cash equivalents during the period	2,581	(5,320)	4,442

Cash and cash equivalents, beginning of the period	1,861	7,781	-
Cash and cash equivalents, end of the period	$4,442	$2,461	$4,442

Supplemented disclosure of cash flow Information:
Cash paid for:
Interest	$-	-	-
Income Taxes	$-	-	-

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

Note 1 - Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At July 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $285,494 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s April 30, 2013 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s April 30, 2013 annual financial statements.  The results of operations for the period are not necessarily indicative of the results expected for a full year or for any future periods.

Development Stage Company

The Company is a development stage company as defined in the Financial Accounting Standards Board (“SASB”) Accounting Standards Codification (“ASC”) Topic 205-915, “Development Stage Entities.”

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

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
July 31, 2013

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

Cash and Currency Risks

The Company incurs expenditures in Canadian and U.S. dollars. Consequently, some assets and liabilities are exposed to Canadian dollar foreign currency fluctuations.  As at July 31, 2013, there were no amounts denominated in Canadian dollars included in the financial statements. The Company has cash balances at well-known financial institutions.  Balances in U.S. dollars at Canadian institutions are not protected by insurance and are therefore subject to deposit risk.  As at July 31, 2013, all cash and equivalents represented cash in US dollars at American financial institutions.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

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

Foreign Currency Translations

The Company's functional currency is US dollars. Foreign currency balances are translated into US dollars as follows:

Monetary assets and liabilities are translated at the period-end exchange rate. Non-monetary assets are translated at the rate of exchange in effect at their acquisition, unless such assets are carried at market or nominal value, in which case they are translated at the period-end exchange rate. Revenue and expense items are translated at the average exchange rate for the period. Foreign exchange gains and losses in the period are included in operations

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

Note 2 - Summary of Significant Accounting Policies – continued

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

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements

Note 3 - Advances payable

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

On February 15, 2011, the Company entered into a convertible line of credit note, which bears no interest, has a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $52,250.  At July 31, 2013, the Company has $47,750 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

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
July 31, 2013

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

Note 7 - Subsequent Events

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

Results of Operations for the Three-Month Period Ended July 31, 2013

We had no revenues for the three-month periods ended July 31, 2013 or 2012.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $8,869 for the three-month period ended July 31, 2013 as compared with $2,970 for the three-month period ended July 31, 2012.  The increase is due to a decrease in professional fees of $400 and an increase of  $6,299 in general and administrative fees for the period in 2013 as compared to 2012.  All these expenses were for administrative costs and professional fees.

At July 31, 2013, we had total assets of $4,442 consisting solely of cash. There were total liabilities of $122,436 consisting of accounts payable and accrued liabilities of $550 a note payable of $58,750 and advances from a related party of $63,136.

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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of July 31, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of July 31, 2013 because the following material weakness in internal control over financial reporting existed as of July 31, 2013:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year end April 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ASIA ATLANTIC RESOURCES

Date:	August 21, 2013	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
Chief Executive Officer, President and Chairman of the Board