Form 10-Q
period 2013-10-31
Asia Atlantic Resources
filed 2013-12-20
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2013
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

The number of shares of the registrant’s common stock outstanding as of December 18, 2013 was 13,100,000.

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
(Unaudited)

	October 31,	April 30,
ASSETS	2013	2013

Current
Cash and cash equivalents	$2,513	$1,861

Total Assets	$2,513	$1,861

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,300	$9,100
Convertible note payable – Note 4	71,750	38,750
Due to related party – Note 3	63,136	63,136
	136,186	110,986
Going concern – Note 1
STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 5
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(301,173)	(276,625)

Total Stockholders’ Deficit	(133,673)	(109,125)

Total Liabilities and Stockholders’ Deficit	$2,513	$1,861

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
For the three and six months ended October 31, 2013 and 2012, and from the period January 22, 2007 (Date of Inception) to October 31, 2013
(Unaudited)

					Accumulated from January 22, 2007
	For the three month ended		For the six months ended		(Date of Inception) to
	October 31,		October 31,		October 31,
	2013	2012	2013	2012	2013
Expenses
Geological, mineral and prospect costs	$-	$-	$-	$-	$8,000
General and administrative	14,279	-	21,799	1,220	181,171
Incorporation costs	-	-	-	-	441
Professional fees	1,400	1,350	2,750	3,100	111,675

Operating loss for the period	(15,679)	(1,350)	(24,549)	(4,320)	(301,287)

Interest revenue	-	-	-	-	114

Net Loss for the Period	$(15,679)	$(1,350)	$(24,549)	$(4,320)	$(301,173)

Basic and fully diluted net loss per common share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average common shares outstanding	13,100,000	13,100,000	13,100,000	13,100,000

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to October 31, 2013
(Unaudited)

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-	$-
Shares issued for cash at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss for the year	-	-	-	-	(13,588)	(13,588)
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss for the year	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received		-	-	25,000	-	25,000
Shares issued from subscriptions	1,000,000	1,000	24,000	(25,000)	-	-
Shares issued for cash of $0.025	500,000	500	12,000	-		12,500

Net loss for the year	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	13,100	154,400	-	(190,092)	(22,592)

Net loss for the year	-	-	-	-	(61,452)	(61,452)
Balance, April 30, 2011	13,100,000	$13,100	$154,400	-	(251,544)	(84,044)

Net loss for the year	-	-	-	-	(13,761)	(13,761)
Balance, April 30, 2012	13,100,000	$13,100	$154,400	-	(265,305)	(97,805)

Net loss for the year	-	-	-	-	(11,320)	(11,320)
Balance, April 30, 2013	13,100,000	$13,100	$154,400	-	$(276,625)	$(109,125)

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to October 31, 2013
(Unaudited)

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total
Balance, April 30, 2013
Carry-forward	13,100,000	$13,100	$154,400	-	(276,625)	(109,125)

Net loss for the period	-	-	-	-	(24,549)	(24,549)
Balance, Oct 31, 2013	13,100,000	$13,100	$154,400	-	$(301,173)	$(133,673)

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
For the six months ended October 31, 2013 and 2012, and
 from the period January 22, 2007 (Date of Inception) to October 31, 2013
(Unaudited)

	For the six months ended		From January 22, 2007 (Date of Inception) To
	October 31,		October 31,
	2013	2012	2013

Operating Activities
Net loss for the period	$(24,549)	$(4,320)	$(301,173)
Cash provided by (used in) changes in operating assets and liabilities
Accounts payable and accrued liabilities	(7,800)	(6,000)	1,300

Net cash provided by (used in) Operating Activities	(32,349)	(10,320)	(299,873)

Financing Activities
Related party advances	-	-	63,136
Convertible note payable	33,000	5,000	65,250
Note payable	-	-	6,500
Common stock issued for cash	-	-	167,500

Net cash provided by Financing Activities	33,000	5,000	302,386

Increase in cash and cash equivalents during the period	652	(5,320)	2,513

Cash and cash equivalents, beginning of the period	1,861	7,781	-

Cash and cash equivalents, end of the period	$2,513	$2,461	$2,513

Supplemented disclosure of cash flow Information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

Note 1 - Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At October 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $301,173 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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
October 31, 2013
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
October 31, 2013
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

Cash and Currency Risks

The Company incurs expenditures in U.S. dollars. Consequently, some assets and liabilities are exposed to foreign currency fluctuations.  The Company has cash balances at well-known financial institutions.   As at October 31, 2013, all cash and equivalents represented cash in US dollars at American financial institutions.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO INTERIM THE FINANCIAL STATEMENTS
October 31, 2013
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
October 31, 2013
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

Note 3 - Related party transactions

The Company’s former director advanced funds to the Company.  There are no repayment terms or interest attached to the advances.  As at October 31, 2013, $14,486 in advances remain owing by the Company and a further $48,650 remain owing to a former Director for management fees.  These transactions resulted in an amount due to related parties as at October 31, 2013 of $63,136.

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

On February 15, 2011, the Company entered into a convertible line of credit note, which bears no interest, has a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $65,250.  At October 31, 2013, the Company has $34,750 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.

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
October 31, 2013
(Unaudited)

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

There are no shares subject to options, warrants or other agreements as at October 31, 2013.

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

We do not presently have sufficient funds to pay our administrative and operating expenses or to finance any potential business acquisitions.  Accordingly, we are dependent upon our ability to raise funds to be able to continue our existence and finance our efforts to seek a business acquisition.  We do not presently have any arrangements under which we are assured that the necessary funds will be available

We presently have no employees other than our President, Secretary, Treasurer and Sole Director.  If we are able to complete a business acquisition and enter into an active business, we will have to employ personnel with knowledge of and experience in that industry.  We anticipate that we will use outside independent consultants and advisors to assist us in our acquisition efforts.

Results of Operations for the Three-Month Period Ended October 31, 2013

We had no revenues for the three-month periods ended October 31, 2013 or 2012.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $15,679 for the three-month period ended October 31, 2013 as compared with $1,350 for the three-month period ended October 31, 2012.  The increase is due to an increase in professional fees of $50 and an increase of $14,279 in general and administrative fees for the period in 2013 as compared to 2012.  All these expenses were for administrative costs and professional fees.

At October 31, 2013, we had total assets of $2,513 consisting solely of cash. There were total liabilities of $136,186 consisting of accounts payable and accrued liabilities of $1,300 a note payable of $71,750 and advances from a related party of $63,136.

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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of October 31, 2013 because the following material weakness in internal control over financial reporting existed as of October 31, 2013:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year end April 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

*   Filed herewith.

(b)  The following sets forth the Company’s reports on Form 8-K that have been filed during the quarter for which this report is filed:

On November 13, 2013 the Company filed an 8-K announcing the addition of a Secretary, Treasurer and Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA ATLANTIC RESOURCES

Date:	December 20, 2013	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
Chief Executive Officer, President and Chairman of the Board