Form 10-Q
period 2014-01-31
Asia Atlantic Resources
filed 2014-03-18
CIK 1411058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
_________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended January 31, 2014
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

The number of shares of the registrant’s common stock outstanding as of March 17, 2014 was 13,100,000.

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

PART I

Item 1.  Financial Statements.

ASIA ATLANTIC RESOURCES

(An Exploration Stage Company)

January 31, 2014

(Unaudited)

ASIA ATLANTIC RESOURCES.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
(Unaudited)

	January 31,	April 30,
	2014	2013
ASSETS
Current
Cash and cash equivalents	$8,779	$1,861
Prepaid expenses	4,000	-

Total Assets	$12,779	$1,861

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,050	$9,100
Convertible note payable – Note 4	84,750	38,750
Due to related party – Note 3	63,136	63,136
	149,936	110,986

Going concern – Note 1

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock- Note 5
Authorized:
75,000,000 common shares with a par value of $.001
Issued and outstanding:
13,100,000 common shares	13,100	13,100
Additional paid in capital	154,400	154,400
Deficit accumulated during the exploration stage	(304,657)	(276,625)

Total Stockholders’ Deficit	(137,157)	(109,125)

Total Liabilities and Stockholders’ Deficit	$12,779	$1,861

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
For the three and nine months ended January 31, 2014 and 2013, and from the period January 22, 2007 (Date of Inception) to January 31, 2014
(Unaudited)

					Accumulated for
	For the three month ended		For the nine months ended		from January 22, 2007 (Date of Inception)
	January 31,		January 31,		to January 31,
	2014	2013	2014	2013	2014
Expenses
Geological, mineral and prospect costs	$-	$-	$-	$-	$8,000
General and administrative	184	-	21,983	1,220	181,355
Incorporation costs	-	-	-	-	441
Management fees	2,000	-	2,000	-	2,000
Professional fees	1,300	1,350	4,050	4,450	112,975

Operating loss for the period	(3,484)	(1,350)	(28,033)	(5,670)	(304,771)

Interest revenue	-	-	-	-	114

Net Loss for the Period	$(3,484)	$(1,350)	$(28,033)	$(5,670)	$(304,657)

Basic and fully diluted net loss per common share	$(0.000)	$(0.000)	$(0.002)	$(0.000)

Weighted average common shares outstanding	13,100,000	13,100,000	13,100,000	13,100,000

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the period from January 22, 2007 (Date of Inception) to January 31, 2014
(Unaudited)

			Additional	Share
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Received	Deficit	Total

Balance, January 22, 2007	-	$-	$-	$-	$-	$-

Shares issued for cash at $.001	2,000,000	2,000	-	-	-	2,000
Shares issued for cash at $.005	5,600,000	5,600	22,400	-	-	28,000
Net loss for the period	-	-	-	-	(12,072)	(12,072)
Balance, April 30, 2007	7,600,000	7,600	22,400	-	(12,072)	17,928

Net loss for the year	-	-	-	-	(13,588)	(13,588)
Balance, April 30, 2008	7,600,000	7,600	22,400	-	(25,660)	4,340

Shares issued for cash at $.025	4,000,000	4,000	96,000	-	-	100,000
Net loss for the year	-	-	-	-	(61,279)	(61,279)
Balance, April 30, 2009	11,600,000	11,600	118,400	-	(86,939)	43,061

Share subscriptions received		-	-	25,000	-	25,000
Shares issued from subscriptions	1,000,000	1,000	24,000	(25,000)	-	-
Shares issued for cash of $0.025	500,000	500	12,000	-		12,500
Net loss for the year	-	-	-	-	(103,153)	(103,153)
Balance, April 30, 2010	13,100,000	13,100	154,400	-	(190,092)	(22,592)

Net loss for the year	-	-	-	-	(61,452)	(61,452)
Balance, April 30, 2011	13,100,000	$13,100	$154,400	-	(251,544)	(84,044)

Net loss for the year	-	-	-	-	(13,761)	(13,761)
Balance, April 30, 2012	13,100,000	$13,100	$154,400	-	(265,305)	(97,805)

Net loss for the year	-	-	-	-	(11,320)	(11,320)
Balance, April 30, 2013	13,100,000	$13,100	$154,400	-	$(276,625)	$(109,125)

Net loss for the period	-	-	-	-	(28,033)	(28,033)
Balance, Oct 31, 2013	13,100,000	$13,100	$154,400	-	$(304,657)	$(304,657)

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
For the nine months ended January 31, 2014 and 2013, and
 from the period January 22, 2007 (Date of Inception) to January 31, 2014
(Unaudited)

	For the nine months ended		From January 22, 2007 (Date of Inception) To
	January 31,		January 31,
	2014	2013	2014

Operating Activities
Net loss for the period	$(28,033)	$(5,670)	$(304,657)
Cash provided by (used in) changes in operating assets and liabilities
Accounts payable and accrued liabilities	(7,049)	(4,650)	2,050

Net cash provided by (used in) Operating Activities	(35,082)	(10,320)	(302,607)

Financing Activities
Related party advances	-	-	63,136
Convertible note payable	46,000	5,000	78,250
Note payable	-	-	6,500
Common stock issued for cash	-	-	167,500

Net cash provided by Financing Activities	46,000	5,000	315,386

Increase in cash and cash equivalents during the period	10,918	(5,320)	12,779

Cash and cash equivalents, beginning of the period	1,861	7,781	-

Cash and cash equivalents, end of the period	$12,229	$2,461	$12,779

Supplemented disclosure of cash flow Information:
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See Accompanying Notes

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2014
(Unaudited)

Note 1 - Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on January 22, 2007 and is in the exploration stage.  The Company acquired a mineral property located in the Province of British Columbia, Canada, which expired on September 17, 2008.

The Company has adopted April 30 as its fiscal year end.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At January 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $304,567 since its inception. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management anticipates that additional funding will be in the form of equity financing from the sale of common stock.  Management may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for equity funding or short-term loans.

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
January 31, 2014
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

Note 3 - Related party transactions

The Company’s former director advanced funds to the Company.  There are no repayment terms or interest attached to the advances.  As at January 31, 2014 $14,486 in advances remain owing by the Company and a further $48,650 remain owing to a former Director for management fees.  These transactions resulted in an amount due to related parties as at January 31, 2014 of $63,136.

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

On February 15, 2011, the Company entered into a convertible line of credit note, which bears no interest, has a maturity date of December 31, 2013 and is unsecured. The line allows for draws up to $100,000, of which the Company has drawn $78,250.  At January 31, 2014, the Company has $21,750 which can be drawn. It is convertible at the option of the holder at the lesser of 60% of the 3 day prior closing price, $0.01 or the price shares are sold to a third party.  This convertible line of credit note has been further extended to December 30, 2016.

The Company accounts for this financial instrument in accordance with FASB ASC Topic 815, "Derivatives and Hedging," Subtopic 40, “Contracts in Entity`s Own Equity.”  At its inception the conversion feature was recorded separately from the debt instrument and using level 1 inputs the fair value was calculated as $nil.

ASIA ATLANTIC RESOURCES
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
January 31, 2014
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

There are no shares subject to options, warrants or other agreements as at January 31, 2014.

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

Results of Operations for the Three-Month Period Ended January 31, 2014

We had no revenues for the three-month periods ended January 31, 2014 or 2013.  We have no present source of revenue and there is little likelihood we will develop any revenue source during the next 12 months.

We incurred expenses in the amount of $3,484 for the three-month period ended January 31, 2014 as compared with $1,350 for the three-month period ended January 31, 2013.  The increase is due to an increase in management fees of $2,000, an increase of $184 in general and administrative fees and a $50 decrease in professional fees for the period in 2014 as compared to 2013.  All these expenses were for administrative costs, management fees and professional fees.

At January 31, 2014, we had total assets of $12,779 consisting of $8,779 in cash and $4,000 in prepaid expenses. There were total liabilities of $149,936 consisting of accounts payable and accrued liabilities of $2,050 a note payable of $84,750 and advances from a related party of $63,136.

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

Our management, with the participation of our principal executive officer and financial officer, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that our internal control over financial reporting was not effective as of January 31, 2014 because the following material weakness in internal control over financial reporting existed as of January 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year end April 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ASIA ATLANTIC RESOURCES

Date:	March 18, 2014	By:	/s/ J. Francisco Terreforte
J. Francisco Terreforte
Chief Executive Officer, President and Chairman of the Board